Form 10KSB/A
period 1999-12-31
TEMPUS INC
filed 2000-05-24
CIK 1102709

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

State issuer's revenues for its most recent fiscal year. $0
                                        1

Transitional Small Business Disclosure Format:

                    ______ Yes                ___X____ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1999: 1,230,000
                                       2

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

        It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved
                                       3
in corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given that no funds that are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

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

It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.
                                       6

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

       It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."
                                       9

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

        It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of
                                       10
the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

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

        As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of
                                       11
the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

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

Investment Company Act and Other Regulation
-------------------------------------------

        The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.
                                       12

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

No Rights of Dissenting Shareholders
------------------------------------

        The Company does not intend to provide Company shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because Wyoming Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Wyoming law.

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

2. Need For Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of
                                       15
the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

        Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room"
                                       16
practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4.Lack of Operating History. The Company was formed in April, 1998. Due to the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity, The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

14. Indemnification of Officers and Directors. Wyoming Statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

15. Director's Liability Limited. Wyoming Statutes exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.
                                       22

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

     Results of Operations for the year ended December 31, 1999, compared to year ended December 31, 1998
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $2,222 in 1999 compared to $200 in 1998. The Company had no operations or revenues in 1999 or 1998. The net loss for 1999 was (2,222) and for 1998 was ($200). The net loss per share was less than ($.01) in 1999 and 1998. A continuation of the trend of net losses should be expected to continue in the future until some profitable operations are achieved, if ever any are acquired or developed.

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


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
--------------------------------------------------------------------------------

     Michael B. Johnson & Company, CPA's of Denver, Wyoming were retained in 1998 as auditors for the Company for fiscal year 1998 and thereafter.

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

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.
                                       24

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

MICHAEL R. BUTLER, age 45, is Secretary/Treasurer and a Director of the
Company. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler has owned and operated a farm/ranch west of Casper, Wyoming.
                                       25

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------



ITEM 6.           EXECUTIVE COMPENSATION.

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
Percy S. Chopping, Jr.


        Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)
                                       28

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

                  Directors' Compensation for Last Fiscal Year
                             -----------------------

Name                  Annual     Meeting  Consulting    Number     Number of
                      Retainer   Fees     Fees/Other    of         Securities
                      Fee ($)    ($)      Fees ($)      Shares     Underlying
                                                        (#)        Options
                                                                   SARs(#)
--------------------------------------------------------------------------------
A. Director          0             0        0            0              0
   Donald R. Schenkier

B. Director
   Gregory E. Boyd   0             0        0            0              0



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

                                       29

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

     2.   Exhibits:
          None
                                       30

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #83-0321934

3.2               Amendment to Articles of            Incorporated by Reference
                  Incorporation                       to Registration Statement
                                                      10SB/12(g) #83-0321934


3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #83-0321934

27.1              Financial Data Schedule             EX-27.1

                                   SIGNATURES:
                                   -----------
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  May 15, 2000



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

Denver, Colorado
January 20, 2000

                                                     /s/Michael B. Johnson & Co.
                                                     ---------------------------
                                                        Michael B. Johnson & Co.


                                  TEMPUS, INC.
                         (A Development Stage comopany)
                                  Balance Sheet
                                Decembr 31, 1999
                 With Comparative Totals for December 31, 1998





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
                                                                   ==========          ==========

The accompanying notes are an integral part of these financial statements
                                      F-2

                                  TEMPUS, INC.
                              Stockholders' Equity
                               December 31, 1999



                                        COMMON STOCKS                Additional Retained     Total
                                                                     Paid-In    Earnings   Stockholders'
                                    Shares          Amount           Capital    (Deficit)    Equity
                                    ------          ------           -------    ---------    ------

Issuance of Stock for Cash 5/26/98  510,000           $ 510            $ 990        $ -      $ 1,500

          Net Deficit 12/31/98            -               -                -       (200)        (200)
                                    -------          ------            ------     ------      -------
          Balance 12/31/98          510,000             510              990       (200)       1,300

Issuance of Stock for Cash 8/13/98  720,000             720            1,343          -        2,063

          Net Deficit 12/31/99            -               -                -     (2,222)      (2,222)
                                    -------          ------            ------     ------      -------
          Balance 12/31/99         1,230,000        $ 1,230          $ 2,333    $(2,422)     $ 1,141
                                   ========          ======            ======     ======      =======

The accompanying notes are an integral part of these financial statements
                                      F-3



                                  TEMPUS, INC.
                         (A Deveko;ment Stage Comopany)
                            Statement of Operations
         For the Period Apr. 16, 1998 (Inception) to December 31, 1999
                 With Comparative Totals for December 31, 1998


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

Net Loss per common share                               *               *                 *
                                                    ==========      ==========      ==============

* Less than $.01

The accompanying notes are an integral part of these financial statements

                                      F-4



                                  TEMPUS, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
      For the Period From April 16, 1998 (Inception) to December 31, 1999
                 With Comparative Totals for December 31, 1998



                                                                                        Apr. 16, 1998
                                                         Dec. 31,       Dec. 31,        Inception to
Cash Flows from Operating Activities:                      1999           1998          Dec. 31, 1999
                                                         ----------     ----------      -------------

     Net Loss                                              $(2,222)        $ (200)          $ (2,422)

     (Increase) in Investment                                    -           (750)              (750)
                                                         ----------     ----------      -------------

Net Cash Provided by Operating Activities                   (2,222)          (950)            (3,172)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                            2,063          1,500              3,563
                                                         ----------     ----------      -------------

Net Cash Provided by Financing Activities                    2,063          1,500              3,563
                                                         ----------     ----------      -------------

Net Increase in Cash & Cash Equivalent                        (159)           550                391

Beginning Cash & Cash Equivalent                               550              -                  -
                                                         ----------     ----------      -------------
                                                                                        -------------

Ending Cash & Cash Equivalent                                $ 391          $ 550              $ 391
                                                         ==========     ==========      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
        Interest                                                 -              -                   -
        Income Taxes                                             -              -                   -


   The accompanying notes are an integral part of these financial statements.
                                      F-5

                                  TEMPUS, INC.

                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:

The Company was incorporated on April 16, 1998, in the state of Wyoming. The Company is in the development stages and was organized for the purpose of raising capital. The Company's fiscal year end is December 31.

Basis of Presentation:
---------------------

The Company is primarily engaged in capital raising. The authorized capital stock of the corporation is 50,000,000 shares of common stock $.001 par value.

Cash and Cash Equivalents:
-------------------------

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

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.
                                      F-6

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

Note 4 - Related Party Transactions

The officers and directors of this Corporation are also officers and directors of other companies.
                                      F-7