Form 10QSB
period 2000-03-31
WTAA INTERNATIONAL INC /FL/
filed 2000-07-26
CIK 1102709

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2000                                           0-114873


                                  TEMPUS, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                     83-0321934
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                214 South Center Street, Casper, Wyoming, 82601
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes          No   X
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   780,000 common shares as of March 31, 2000

                                  TEMPUS, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2000
                                   (Unaudited)



                                                  TEMPUS, INC.
                                         (A Development Stage Company)
                                                 Balance Sheet
                                For the Threee Month Period Ended March 31, 2000
                                                  (Unaudited)


                                                                 Three-Months                Three-Months
                                                                     Ended                       Ended
ASSETS                                                           Mar 31, 2000                Mar 31, 1999
                                                                ----------------            ----------------
Current Assets:

   Cash                                                                   $ 391                       $ 550
                                                                ----------------            ----------------

Total Current Assets                                                        391                         550

Other Assets:

   Investment in Western Technology                                         750                         750
                                                                ----------------            ----------------

Total Other Assets                                                          750                         750

Total Assets                                                            $ 1,141                     $ 1,300
                                                                ================            ================

LIABILITIES & STOCKHOLDERS' EQUITY

Stockholders's Equity (Note 2)

   50,000,000 shares authorized at $.001 par value
     510,000 shares issued and outstanding in 1999 &                    $ 1,230                       $ 510
     1,230,000 shares issued and outstanding in 2000
   Additional Paid-in Capital                                             2,333                         990
   Deficit accumulated during the development stage                      (2,422)                       (200)
                                                                ----------------            ----------------

Total Liabilities & Stockholders' Equity                                $ 1,141                     $ 1,300
                                                                ================            ================



   The accompanying notes are an integral part of these financial statements.


                                                          TEMPUS, INC.
                                                      Stockholders' Equity
                                                         March 31, 2000
                                                          (Unaudited)

                                                  COMMON STOCKS                     Additional  Retained         Total
                                                  -------------
                                                                                    Paid-In     Earnings     Stockholders'
                                            Shares              Amount              Capital     (Deficit)       Equity
                                            ------              ------              -------     ---------    -------------
Issuance of Stock for Cash                   510,000               $ 510               $ 990          $ -          $ 1,500

            Net Deficit 12/31/98                   -                   -                   -         (200)            (200)
                                          ----------            --------             -------      --------        ---------
            Balance 12/31/98                 510,000                 510                 990         (200)           1,300

Issuance of Stock for Cash                   720,000                 720               1,343            -            2,063

            Net Deficit 12/31/99                   -                   -                   -       (2,222)          (2,222)
                                          ----------            --------             -------      --------        ---------
            Balance 12/31/99               1,230,000               1,230               2,333       (2,422)           1,141
                                          ----------            --------             -------      --------        ---------
            Net Deficit 3/31/00                    -                   -                   -            -                -
                                          ----------            --------             -------      --------        ---------
            Balance 3/31/00                1,230,000             $ 1,230             $ 2,333      $(2,422)         $ 1,141
                                          ==========            ========             =======      ========        =========

   The accompanying notes are an integral part of these financial statements.


                                          TEMPUS, INC.
                                 (A Development Stage Company)
                                    Statement of Operations
                   For the Period Apr. 16, 1998 (Inception) to March 31, 2000
                                           (Untitled)

                                                                                      Apr. 16, 1998
                                            March 31,           March 31,            Inception to
                                              2000                1999              March 31, 2000
                                           ------------        ------------        ------------------
Revenue:                                           $ -                 $ -                       $ -

Costs and Expenses:

   Office Expenses                                   -                   -                       287
   Accounting Expense                                -                   -                     2,000
   Filing Fees                                       -                  25                       135
                                           ------------        ------------        ------------------

Net Loss                                           $ -               ($ 25)                 ($ 2,422)
                                           ============        ============        ==================

Per Share Information:

   Weighted average number

   of common shares outstanding                750,000             297,500                   750,000
                                           ------------        ------------        ------------------

Net Loss per common share                        *                   *                      *
                                           ============        ============        ==================



   The accompanying notes are an integral part of these financial statements.


                                                  TEMPUS, INC.
                                         (A Development Stage Company)
                                            Statement of Cash Flows
                                   For the Three Months Ended March 31, 2000
                                                   (Untitled)


                                                                                                           April 16, 1998
                                                                      March 31          March 31            Inception to
Cash Flows from Operating Activities:                                   2000              1999             March 31, 2000
                                                                     ------------      ------------       ------------------
     Net Loss                                                            $     0            $ (200)                $ (2,422)

     (Increase) in Investment                                                  -              (750)                    (750)
                                                                     ------------      ------------       ------------------

Net Cash Provided by Operating Activities                                      0              (950)                  (3,172)

Cash Flows from Financing Activities:

     Proceeds from stock issuance                                              0             1,500                    3,563
                                                                     ------------      ------------       ------------------

Net Cash Provided by Financing Activities                                      0             1,500                    3,563
                                                                     ------------      ------------       ------------------

Net Increase in Cash & Cash Equivalent                                         0               550                      391

Beginning Cash & Cash Equivalent                                             391                 -                        -
                                                                     ------------      ------------       ------------------
                                                                                                          ------------------

Ending Cash & Cash Equivalent                                              $ 391             $ 550                    $ 391
                                                                     ============      ============       ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Year for:

     Interest                                                                  -                 -                        -
     Income Taxes                                                              -                 -                        -



   The accompanying notes are an integral part of these financial statements.

                                  TEMPUS, INC.
                          (A Development Stage Company)
                                 March 31, 2000
                                   (Unaudited)



Note 1 - Organization and Summary of Significant Accounting Policies:
         ------------------------------------------------------------

Organization:
------------

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

Revenue Recognition:
-------------------

Revenue is recognized when earned and expenses are recognized when they occur.

Use of estimates:
----------------

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

                                  TEMPUS, INC.
                          (A Development Stage Company)
                                 March 31, 2000
                                   (Unaudited)



Note 2 - Stockholders' Equity
         --------------------

During the period, the Corporation issued 1,230,000 shares of its $.001 par value common stock. 510,000 shares were sold in May 1998 for cash of $1,500, and 720,000 were sold in August 1999 for cash of $2,063.

Note 3 - Federal Income Taxes:
         --------------------

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

Note 4 - Related Party Transactions
         --------------------------
The officers and directors of this Corporation are also officers and directors of other companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE SAME QUARTER IN 1999

     The Company had no revenues in the quarter in 2000 or 1999. The Company incurred no expenses in the quarter in 2000 and $25 in the quarter in 1999. The company had no gain or loss in the period in 2000 as compared to ($25) in the quarter in 1999. The profit or loss per share was nominal in the quarter in both 2000 and 1999.

     The Company expects the lack of revenue to continue until a merger or acquisition is completed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no liquid assets or cash. Its sole capital resources are it shares of stock with which to make private placements.



                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2000



                                              TEMPUS, INC.


                                              /s/ William A. Erickson
                                              -----------------------------
                                              William A. Erickson, President