Form 10QSB
period 2000-06-30
WTAA INTERNATIONAL INC /FL/
filed 2000-08-23
CIK 1102709

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: June 30, 2000


                         Commission file number 0-28847

                               WTAA INTERNATIONAL, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                 65-0260846
         --------                                ----------
(State or other jurisdiction of                  (I.R.S. Employer incorporation
or organization)                                 Identification No.)


             1027 S. Rainbow Blvd., Unit #391, Las Vegas, NV 89145
               ---------------------------------------------------
                     Address of principal executive offices)

                                 (702) 341-6622
                                 ---------------
                           (Issuer's telephone number)


Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
     --
As of June 30, 2000, 13,627,011 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X
                                                            --

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by WTAA International, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 1999, included in the Company's Form 10kSB.

                            WTAA INTERNATIONAL, INC.

                    (formerly Canadian Cool Clear WTAA, Inc.)

                         REPORT AND FINANCIAL STATEMENTS

                                  June 30, 2000

                             (Stated in US Dollars)

                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)
                             (Stated in US Dollars)
                                                      June 30,     December 31,
                                    ASSETS              2000           1999
                                    ------              ----           ----
Current
  Cash                                               $         -   $    21,808
  Accounts receivable                                      3,254         9,257
  Inventory                                               21,405        31,262
  Prepaid expenses                                           626         1,264
  Royalty advances - Note 5                               15,000        35,000
                                                         _______        _______
                                                          40,285        98,591
Royalty advances - Note 5                                160,000             -
Deferred finance charges                                       -         8,636
Deposit on investment - Note 3                           205,000       205,000
Organisation cost - Note 2                               142,000             -
                                                         _______        _______
                                                     $   547,285   $   312,227
                                                        ========       ========
                                  LIABILITIES
Current
  Bank overdraft                                     $     1,125   $         -
  Accounts payable                                       271,193       134,157
  Due to related party                                     1,350         1,350
                                                         ________      ________
                                                         273,668       135,507
Promissory notes payable                                       -       191,800
                                                         ________      ________
                                                         273,668       327,307
                                                         ________      ________
                       STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock - Notes 4 and 5                              12,735         9,473
Additional paid-in capital                             1,193,224       668,601
Shares subscribed - Note 4                                47,500        47,500
                                                       _________       ________
                                                       1,253,459       725,574
                                                       _________       ________
Preferred stock - Note  4                                    300           300
Additional paid-in capital                                 2,700         2,700
                                                       _________       ________
                                                           3,000         3,000
                                                       _________       ________
Deficit                                                 (982,842)    ( 743,654)
                                                       _________       ________
                                                         273,617     (  15,080)
                                                       _________       ________
                                                     $   547,285     $ 312,227
                                                      ==========      =========
Commitments - Notes 4 and 5
Contingency - Note 5 (ii)




                             SEE ACCOMPANYING NOTES

                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                            STATEMENTS OF OPERATIONS
                 for the period ended June 30, 2000 and 1999
                                   (Unaudited)
                             (Stated in US Dollars)


                                Three months ended June 30,   Six months ended June 30,
                                ----------------------------  -------------------------

                                   2000          1999         2000         1999
                                   ----          ----         ----         ----

Sales                          $         -   $     2,931  $    34,249  $     2,931
Cost of goods sold               (   1,307)    (   7,630)   (  46,341)   (   7,930)

                                  --------      --------     --------     --------
                                 (   1,307)    (   4,699)   (  12,092)   (   4,999)

General and Administrative
 Expenses-Schedule 1              ( 78,573)     (153,304)    (227,496)    (227,436)
                                  --------      --------     --------     --------
Net loss                        $ ( 79,880)   $ (158,003)  $ (239,588)  $ (282,435)
                                ==========    ==========   ==========   ==========

Basic loss per share            $ (   0.01)   $ (   0.02)  $ (   0.02)  $ (   0.03)
                                ==========    ==========   ===========  ==========

Weighted average shares
 outstanding                     10,900,106     9,428,535   10,900,106    9,428,535
                                 ==========     =========   ==========    =========

                             SEE ACCOMPANYING NOTES



                             SEE ACCOMPANYING NOTES
                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             for the period from December 31, 1991 to June 30, 2000
                                   (Unaudited)
                             (Stated in US Dollars)


                                                       Additional
                                                       Paid -in   Deficit
Common Stock - Note 4              Shares     Amount    Capital   Accumulated  Total
------------                       ------     ------    -------   -----------  -----
Balance, December 31,
1991, 1992 and 1993                       -  $      -  $       -  $       -  $       -
Issued for services
rendered                             10,000        10      4,990          -      5,000
Net loss for the year                     -         -          -    ( 5,000)   ( 5,000)
                                   --------   -------   --------   --------   --------
Balance, December 31,
1994, 1995, 1996 and
1997                                 10,000        10      4,990    ( 5,000)         -
Forward  stock split,
100 for 1                           990,000       990    (   990)         -          -
Net loss for the year                     -         -          -    ( 1,675)   ( 1,675)
                                   --------   -------   --------   --------   --------
Balance, December 31, 1998
- as previously reported          1,000,000     1,000      4,000    ( 6,675)   ( 1,675)
Prior  period   adjustment
for legal fees-Note 13                    -         -          -    (31,766)   (31,766)
                                   --------   -------   --------   --------   --------

Balance, December 31, 1998
-as restated                      1,000,000     1,000      4,000    (38,441)   (33,441)



Issued for cash:
  Private placement  - at $0.001  8,000,000     8,000          -          -      8,000
  Share subscriptions- at $0.60     583,333       583    349,417          -    350,000
                     - at $0.70     142,857       143     99,857          -    100,000
                     - at $1.25     100,979       101    126,123          -    126,224
                     - at $1.35      55,556        56     74,944          -     75,000
                     - at $3.00      22,000        22     65,978          -     66,000
For services rendered               350,000       350          -          -        350
  Less:  finder's fee                     -   (   782)   (51,718)         -    (52,500)
Net loss for the year                     -         -          -   (705,213)  (705,213)
                                   --------   --------  --------   --------   --------
Balance, December 31,
1999                             10,254,725     9,473    668,601    (743,654)  (65,580)
Issued for cash:
  Share subscription -at $0.203     738,916       739    149,261           -   150,000
For shares re-priced
to market                           110,000         -          -           -         -
For services rendered-at $0.001     100,000       100          -           -       100
For settlement of
promissory notes
payable              -at $0.136   1,508,214     1.508    203,609           -   205,117
                     -at $0.200     915,156       915    182,116           -   183,031
  Less: issue costs                       -         -    (10,363)          -   (10,363)
Net loss for the period                   -         -          -    (239,588) (239,588)
                                   --------   -------   --------   ---------  --------
Balance, June 30, 2000           13,627,011 $  12,735 $1,193,224  $ (983,242 $ 222,717
                                 =========    =======  =========    ========  ========

                             SEE ACCOMPANYING NOTES

                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
             for the period from December 31, 1991 to June 30, 2000
                                   (Unaudited)
                             (Stated in US Dollars)
                                    (cont'd)



                                                Additional
                                                 Paid -in   Deficit
                            Shares     Amount    Capital   Accumulated  Total
                            ------     ------    -------   -----------  -----
Common Shares Subscribed
Shares subscribed  - at $1.50  33,333 $      33  $  49,967  $       -  $  50,000
  Less:  finders fees               -   (    33)   ( 2,467)         -      2,500
                              -------   -------    -------    -------    -------
Balance, December 31,
1999 and June 30, 2000         33,333 $       -  $  47.500  $       -  $  47,500
                              =======   =======    =======    =======    =======
Preferred Stock
Balance, December 31, 1998          - $       -  $       -  $       -  $       -
Issued  for  cash   during
the year
Share subscriptions- at $0.01 300,000       300      2,700          -      3,000
                              -------   -------    -------    -------    -------
Balance, December 31,
1999 and June 30, 2000        300,000 $     300  $   2,700  $       -  $   3,000
                              =======   =======    =======    =======    =======

                             SEE ACCOMPANYING NOTES

                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                            STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2000 and 1999
                                   (Unaudited)
                             (Stated in US Dollars)


                                                       2000            1999
                                                       ----            ----
Cash Flow from Operating Activities
  Net loss for the year                           $ (   239,588)  $ (   282,435)
  Add item not using cash
   Amortization                                           6,672               -

                                                    (   232,916)    (   282,435)
  Adjustment  to  reconcile  net loss to net
  cash used in operations
   Accounts receivable                                    6,003     (     3,471)
   Inventory                                              9,857     (     5,498)
   Prepaid expenses                                         638               -
   Royalty advances                                           -     (     6,897)
   Accounts payable                                     137,036          19,642

Net cash used in operating activities               (    79,382)    (   278,659)

Cash Flow Provided by Investing Activities
  Purchase of organization cost                     (   146,000)              -
  Royalty advances                                  (   140,000)              -

Net cash used in investing activities               (   286,000)              -

Cash Flow Provided by Financing Activities
  Proceeds from promissory notes payable                180,000               -
  Issuance of common shares                             162,449         278,474

Net cash provided by financing activities               342,449         278,474

Net decrease in cash during the period              (    22,933)    (       185)

Cash and bank overdraft, beginning of year               21,808               -

Bank overdraft, end of period                     $ (     1,125)  $ (       185)


Non-cash Transactions - Note 6

                             SEE ACCOMPANYING NOTES


                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
             SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES for the
                     six months ended June 30, 2000 and 1999
                                   (Unaudited)
                             (Stated in US Dollars)




                                Three months ended June   Six months ended June 30,
                                ------------------------  -------------------------
                                          30,
                                          ---
                                   2000          1999         2000         1999
                                   ----          ----         ----         ----

Accounting and audit fees      $     9,877   $         -  $     9,877  $         -
Advertising                            500        10,054       11,756       20,161
Amortization                           909             -        6,672            -
Bad debts                                -             -        4,128            -
Bank charges and interest            6,693           830       14,748        3,711
Consulting                          18,300        62,997       37,564       97,176
Courier                              1,173         2,676        6,028        4,429
Directors' fees                          -             -        3,100        1,000
Dues and subscriptions                 122           534        1,122        1,817
Insurance                              319            27          638          336
Investor relations                   8,310        17,464       28,495       23,915
Legal fees                          12,515         6,004       33,176       19,402
License fees                             -             -            -           54
Office and general                   3,511         6,287       11,204       15,457
Rent                                 6,027         7,336       12,984       13,425
Telephone                            6,067         9,282       16,254       19,104
Travel and entertainment             4,250        21,711       15,087       41,736
Wages and benefits                       -         8,102       14,663       15,713
                                ----------    ----------   ----------   ----------
                               $    78,573   $   153,304  $   227,496  $   277,436
                                ==========    ==========   ==========   ==========

                             SEE ACCOMPANYING NOTES

                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)
                            (Stated in U.S. Dollars)
                             ----------------------


Note 1   Interim Reporting
         -----------------
         While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

Note 2   Acquisition of Tempus, Inc.
         ---------------------------
         By an agreement dated May 11, 2000, the company acquired 100% of Tempus, Inc. ("Tempus"), an inactive Wyoming reporting corporation for total consideration of $146,000. This acquisition was accounted for by the purchase method of accounting. The company completed a plan of merger whereby the company was merged with Tempus and the separate existence of Tempus ceased and the company continued as the surviving corporation and retained the name "WTAA International, Inc.".

         The effect of these transactions is to record organization costs of $146,000, being the excess of the cost of the purchase of Tempus over the fair market value of the assets of Tempus. The organisation cost represents the value of the reporting company status and is being amortized over 5 years on a straight line basis.

Note 3   Deposit on Investment
         ---------------------
         By an undated agreement, the company paid $100,000 for an option to purchase 100% of the common shares of California Bottling Company, Inc. ("CBC"), a company with a common director. In consideration of the transfer of the shares, the company shall pay $3,571,671 and issue common shares with a value of $1,896,436, valued at one-half of the sum of:
1. the average closing price for the 10 business days immediately prior to the date of this agreement; and
2. the average closing price for the 10 business days immediately prior to the closing, October 22, 1999 provided that the maximum effective price of the shares shall not exceed $1.50 per share.

         The company also advanced to CBC a total of $105,000 as extension fees. As at January 15, 2000, the option expired. The company has maintained ongoing discussions with CBC to establish a new agreement. CBC is holding the $205,000 as a deposit against the future purchase of CBC.


Note 4   Capital Stock
         -------------
         a) Authorized:

          50,000,000 common shares with a par value of $0.001 per share
             500,000 non-voting, non-cumulative, non-redeemable preferred shares with a par value of $0.001 per share

         -------------

         b) Commitments:

            Share Purchase Options

            The following common share purchase options were outstanding at June 30, 2000, granting the holders thereof the right to purchase one common share for each option held as follows.

                                  Number         Exercise         Expiry
                                of Options    Price Per Share      Date
                                ----------    ---------------      ----
            Directors            800,000           $0.50      December 31, 2004
                               1,700,000           $0.20      May 30, 2005

            Employees            150,000           $0.50      December 31, 2004
                               ---------
                               2,650,000
                               =========

            Share Purchase Warrants

            The following common share purchase warrants were outstanding at June 30, 2000, entitling the holders thereof the right to purchase one common share for each warrant held as follows:

                                Number of        Exercise          Expiry
                                 Warrants       Price Per           Date
                                 --------        Warrant           -----
                                                 -------
                                 100,000           $0.70      September 21, 2000
                                  71,428           $0.85      December 31, 2000
                               1,508,214           $0.17      July 31, 2001
                                 457,578           $0.25      May 31, 2002
                               ---------
                               2,137,220
                               =========


            Restricted Common Stock

            Included in common stock are a total of 350,000 shares issued to a director and employee, of which ownership does not vest to these individuals until certain performance levels are achieved. As at June 30, 2000, these performance levels have not been achieved.

            Shares Subscribed

            On July 26, 1999, a director of the company paid $50,000 to the company as subscriptions for 33,333 common shares at $1.50 per share pursuant to a share subscription agreement. The company paid a finders fee of $2,500 in connection with this financing.


            Preferred Share Conversion

            The holders of preferred shares have the option to convert 300,000 preferred shares into common shares of the company on the basis of one preferred share for ten common shares. These options expire January 31, 2004.

Note 5   Commitments - Note 4
         -----------

         i) By an agreement dated March 1, 1999, the company engaged an agent to provide promotional assistance and secure the endorsements of specified athletes.

            The term of this agreement is to December 31, 2003 and shall automatically extend to December 31, 2006 unless either party serves written notice of their intent to conclude this agreement by October 1, 2003.

            The company will compensate the agent as follows:
- pay an amount equal to 6% of the company's net sale proceeds from certain products in the United States and Canada for each calendar year

            Pay royalty compensation as follows:
- not less than $25,000 for the partial year 1999, $50,000 for year 2000, $100,000 for year 2001 and $150,000 for year 2002 and each additional year during the term of this agreement

         ii)By an agreement dated June 15, 1999, the company was appointed an exclusive agent for the manufacturing and marketing of all Star Trek bottled water products in North America and throughout the world. The term of the agreement was three years.

            A royalty of 12.5% of all net sales on the first $1,000,000 and then 15.0% of all net sales in excess of $1,000,000 was payable.

            The company has been named defendant in a legal action alleging breach of contract and misrepresentation. Legal counsel to the company is unable to assess the company's potential liability, if any, resulting from this action. Any settlement will be reflected as a charge to income in the year of the settlement. The company has counter-claimed against the plaintiff for breach of contract.

         iii) By an agreement dated March 19, 1999, the company was granted the non-exclusive, non-assignable right to use certain logos in the manufacture and sale of bottled water in the United States and Canada. The term of this agreement is two years terminating December 31, 2001.

            The royalty payable is 6.0% of the net sales of the licensed products bearing the logos.

         iv)By an agreement dated October 1, 1999, the company was granted the exclusive right to the use of a Trademark to market bottled water in the United States and Canada for a term of 27 months expiring December 31, 2001.

            The royalty rate is 6.5% of net sales. The company must also expend at least $25,000 for marketing during the term of the agreement.

            The company is required to make the following advance royalty payments:
            - $30,000  upon  execution  of the  agreement (paid) - $30,000 on or before January 31, 2000; and - $30,000 on or before July 31 2000.

            The company guarantees minimum total royalty payments of $120,000, inclusive of the advances, due upon expiration or earlier termination of the agreement. The company is negotiating the extension of the January 31, 2000 and the July 31, 2000 $30,000 payments.

         -----------

         v) By an agreement dated December 17, 1999, the company acquired the exclusive right to manufacture, distribute and market bottled water products in the United States and Canada for a term of three years expiring December 31, 2002.

            The company agrees to pay $10,000 as a non-refundable, recoupable advance guarantee against royalties earned through January 31, 2001, payable as follows:
            -     $5,000 upon execution of the agreement (paid);  and
            -     $5,000 to be paid no later than January 31, 2000 (paid).

            To pay an additional minimum guarantee of $70,000 through the period ending December 31, 2001 as follows, if unearned in royalties:

                         Minimum
                                  Guarantee Due
                         Amounts                           Date
                         -------                           ----
                        $10,000                No later  than  June 30, 2000
                         10,000                No later than  September 30, 2000
                         10,000                No later  than  December 31,2000
                         10,000                No later  than April 30, 2001
                         10,000                No later  than  June 30, 2001
                         10,000                No later than  September 30, 2001
                         10,000                No later  than  December 31, 2001

            The company is negotiating the extension of the June 30, 2000 $10,000 payment.

            The company shall recover, within the three year term of this agreement, the advanced royalty payment by offsetting royalties earned against said advances until the advances are recouped and shall thereafter make royalty payments on a quarterly basis as set forth herein.

            Exclusivity  shall  only  extend to the  agreement  through  year 1,
            (2000) if all guarantee payments in the amount of $20,000 are paid no later than June 30, 2000 or gross sales of licensed products exceed $250,000 whichever is sooner.

            Exclusivity shall only extend to the agreement through years two and three if gross sales of licensed products for each preceding year exceeds $500,000.

            The company agrees to pay royalties for each unit of the licensed products as follows:

                      Royalty Rate                     Contract Year
                      ------------                     -------------
             4% of the "Net Wholesale Price"                2000
             6% of the "Net Wholesale Price"                2001
             7% of the "Net Wholesale Price"                2002

            This agreement will automatically be extended for an additional 1 year term with an additional annual guarantee of $50,000 payable as follows:
            -  $25,000 due on January 1, of said renewal year;  and
            - $25,000 due on June 1, of said renewal year at the royalty rate of 7% of the "Standard Net Price". Exclusivity will continue if gross sales exceed $700,000 per year during said renewal year.

         -----------

         vi)The company entered into an agreement to acquire the exclusive non-transferable, non-assignable right to manufacture, distribute and market bottled water products in the Unites States and Canada using certain Trademark images as follows:

            a) Woody Woodpecker and Friends

               i) Guarantee fee - $30,000 payable as follows:
                   -     $25,000 due upon execution of the schedule (paid);  and
                   -     $5,000 due on or before December 31, 2001.

              ii) Royalty rate - 6% of wholesale price standard

             iii) License term - expiring December 31, 2001

              iv) Marketing  commitment - the company is to spend a minimum 7.5%
                  of actual sales of the licensed product during the license term toward marketing programs.

            b) Universal Studios Monsters

              i)  Guarantee fee - $25,000 payable as follows:
                   -     $20,000 due upon execution of the schedule (paid);  and
                   -     $5,000 due on or before December 31, 2002.

             ii)  Royalty rate - 6% of wholesale price standard

            iii)  License term - expiring December 31, 2002

             iv) Marketing commitment - the company is to spend a minimum 7.5% of actual sales of the licensed product during the license term toward marketing programs.

            c) The Flintstones in Viva Rock Vegas

              i) Guarantee fee - $20,000 payable as follows:
                   -     $15,000 due upon execution of the schedule (paid);  and
                   -     $5,000 due on or before December 31, 2000.

             ii)  Royalty rate - 5% of wholesale price standard

            iii)  License term - expiring December 31, 2000

             iv) Marketing commitment - the company is to spend a minimum 7.5% of actual sales of the licensed product during the license term toward marketing programs.

         -----------

            d) Rocky and Bullwinkle and Friends

              i)  Guarantee fee - $25,000 payable as follows:
                   -     $20,000 due upon execution of the schedule (paid);  and
                   -     $5,000 on or before June 30, 2002

             ii)  Royalty rate - 5% of wholesale price standard

            iii)  License term - Expiring June 30, 2002

             iv) Marketing commitment - the company is to spend a minimum 7.5% of actual sales of the licensed product during the license term toward marketing programs.

            e) Woody  Woodpecker,  as used in  conjunction  with the Team Gordon
               Licensing Program

              i)  Guarantee fee - $30,000 payable as follows:
                   -     $15,000 due upon execution of the schedule (paid);  and
                   -     $15,000 on or before December 31, 2001

             ii)  Royalty rate - 6.5%

            iii)  License term - Expiring December 31, 2001

             iv) Marketing commitment - the company is to spend a minimum 7.5% of actual sales of the licensed articles during the license term toward marketing programs.


Note 6   Non-cash Transactions

         Investing and financing activities that do not have a direct impact on cash flows are excluded from the cash flow statement. During the six months ended June 30, 2000, the following transaction has been excluded from the statement of cash flows:

         - the company issued a total of 2,423,370 common shares upon the settlement of $388,148 of promissory notes payable.

Item 2. Management's Discussion and Analysis or Plan of Operation.
- ------------------------------------------------------------------

Results of Operations for the Quarter Ended June 30, 2000
- ----------------------------------------------------------

     The Company incurred $79,880 in general and administrative expenses in the period in 2000 as compared to $158,003 in general and administration expenses in the same period in 1999. The company has no revenues in the period in 2000 but had revenues of $2,931 in 1999. the cost of goods sold was $1,307 in 2000 and $7,630 in 1999. The Company had a net loss for the period in 2000 of ($79,880) as compared to a loss of ($158,003) in the period in 1999. The loss per share for the quarter was ($.01) in 2000 compared to ($.02) in 1999.

Results of Operations for the Six Month Period Ended June 30, 2000
- -------------------------------------------------------------------
     The Company had revenue of $34,249 for the six month period ended June 30, 2000 compared to $2,931 in 1999. The cost of goods sold was $46,341 in 2000 and $7,930 in 1999. The Company incurred general and administrative expenses for the six month period ended June 30, 2000 of $227,496 compared to $227,436 in general and administrative expenses in the same period ended June 30, 1999. The Company incurred a net loss for the six month period ended June 30, 2000 of ($239,588) as compared to a net loss of ($282,435) for the six month period ended June 30, 1999.

     The company loss per share for the six month period was ($.02) in 2000 and ($.03) in 1999.

     The trend of operating losses can be expected to continue until and unless the company acheives significant sales of water or products pursuant to its business plan.

     (b) Liquidity and Capital Resources. At June 30, 2000, the Company had minimal cash with which to conduct operations and its other assets were illiquid and intangible. There can be no assurance that the Company will be able to complete its business plan without significant capital infusion, by loans or private placement of securities, none of which is assured. The company will be seeking private placement funding in the next quarter. As of the end of the reporting period, the Company had no material cash or cash equivalents. There was no significant change in working capital during this quarter.

     Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations including banks and utilities. In light of the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third-parties.

         The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
- --------------------------

There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings, to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.
- ------------------------------

         (a) There have been no material modifications in any of the instruments defining the rights of the holders of any of the Company's registered securities.

         (b) None of the rights evidenced by any class of the Company's registered securities have been materially limited or qualified by the issuance or modification of any other class of the Company's securities.

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- --------------------------

         See 8K filed June 12, 2000 and 8K filed July 12, 2000.

Item 6. Exhibits and Reports on Form 8-K.
- -----------------------------------------

         (a) Exhibits

         No exhibits as set forth in Regulation SB, are considered necessary for this filing.

         (b) Reports on Form 8-K

         8K dated May 11, 2000
         8K 12g/3 dated June 12, 2000
         8k dated July 12, 2000

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     WTAA INTERNATIONAL, INC.


Date:  August 23,2000
                                                 /s/Randy Larson
                                                 ------------------
                                                    Randy Larson, President