Form 10QSB
period 2000-09-30
WTAA INTERNATIONAL INC /FL/
filed 2000-11-21
CIK 1102709

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended: September 30, 2000


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

Yes  X       No
     --
As of September 30, 2000, 13,627,011 shares of common stock were outstanding.

Transitional Small Business Disclosure Format: Yes      No  X
                                                            --

                            WTAA INTERNATIONAL, INC.

                    (formerly Canadian Cool Clear WTAA, Inc.)

                         REPORT AND FINANCIAL STATEMENTS

                               September 30, 2000

                             (Stated in US Dollars)

                                   (Unaudited)

+
   PART I--FINANCIAL INFORMATION

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

                            WTAA International, Inc.
                   (formerly Canadian Cool Clear WTAA, Inc.)
                       Notes to the Financial Statements
                          September 30, 2000 - Page 13
                            (Stated in U.S. dollars)
                                  (Unaudited)
                                    ---------



TERRY AMISANO LTD.                                             AMISANO  HANSON
KEVIN HANSON, C.A.                                         Chartered Accountants

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders,
WTAA International, Inc.
(formerly Canadian Cool Clear WTAA, Inc.).

We have reviewed the accompanying balance sheet of WTAA International, Inc. as of September 30, 2000, and the statements of operations, stockholders' equity and cash flows for the nine month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the company's balance sheet as of December 31, 1999 (presented herein), and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 16, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived. The comparative figures for the nine months ended September 30, 1999 were prepared by management and were neither audited nor reviewed, and accordingly, we do not express an opinion or any other form of assurance on them.

Vancouver, Canada                                               AMISANO HANSON"
November 15, 2000                                          Chartered Accountants
                                                   Telephone:     (604) 689-0188
                                                   Facsimile:     (604) 689-9773
                                                   E-MAIL:     amishan@telus.net


Suite 604 - 750 West Pender Street, Vancouver, BC, Canada, V6C 2T7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------- ------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000
- ----------------------------------------------------------

The Company had no revenues for this period in 2000 versus revenues of $37,676 for the comparable period in 1999. The cost of sales for 2000 was $826 compared to $38,829 for the same period in 1999. General and administrative expenses for 2000 were $88,471 compared to $199,077 for 1999. The net loss for the three month period in 2000 was ($89,471) or ($0.01) per share compared to a loss of ($200,230) in 1999 or ($0.02) per share.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999
-------------------------------------------------------------------

The Company had revenues of $34,249 for the nine months ended September 30, 2000 compared to revenues of $40,608 in the same period in 1000. the cost of sales for 2000 was $47,167 compared to a cost of sales of $46,761 in 1999. General and administrative expenses in 2000 were $315,568 compared to $476,513 in 1999. The net loss for the nine month period in 2000 was ($378,486) or ($0.03) per share compared to a loss of ($482,666) or ($0.05) per share in 1999.

The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2000 the company had $40,614 in cash . Current liabilities were $451,995. The Company will be forced to make private placements of stock or borrow funds in order to fund continuance of operations. There are no assurances as to the ability of the Company to make such placements or such borrowing.






                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                                 BALANCE SHEETS
                    September 30, 2000 and December 31, 1999
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                               September 30,        December 31,
                                                       ASSETS                      2000                 1999
                                                       ------                      ----                 ----
Current
   Cash                                                                      $            682     $         21,808
   Accounts receivable                                                                  3,527                9,257
   Inventory                                                                           21,405               31,262
   Prepaid expenses                                                                         -                1,264
   Royalty advances - Note 5                                                           15,000               35,000
                                                                                     --------             --------
                                                                                       40,614               98,591
Royalty advances - Note 5                                                             200,000                    -
Deferred finance charges                                                                    -                8,636
Deposit on investment - Note 3                                                        205,000              205,000
Organisation cost - Note 2                                                            190,700                    -
                                                                                     --------             --------
                                                                             $        636,314     $        312,227
                                                                                     ========             ========
                                                    LIABILITIES
Current
   Accounts payable                                                          $        450,645     $        134,157
   Due to related party                                                                 1,350                1,350
                                                                                     --------             --------
                                                                                      451,995              135,507
Promissory notes payable                                                                    -              191,800
                                                                                     --------             --------
                                                                                      451,995              327,307
                                                                                     --------             --------
                                         STOCKHOLDERS' EQUITY (DEFICIENCY)
Common stock - Note 4                                                                  12,768                9,473
Additional paid-in capital                                                          1,240,691              668,601
Shares subscribed                                                                           -               47,500
                                                                                     --------             --------
                                                                                    1,253,459              725,574
                                                                                     --------             --------
Preferred stock - Note  4                                                                 300                  300
Additional paid-in capital                                                              2,700                2,700
                                                                                     --------             --------
                                                                                        3,000                3,000
                                                                                     --------             --------
Deficit                                                                         (   1,072,140)       (     743,654)
                                                                                     --------             --------
                                                                                      184,319        (      15,080)
                                                                                     --------             --------
                                                                             $        636,314       $      312,227
                                                                                     ========             ========




                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                            STATEMENTS OF OPERATIONS
              for the nine months ended September 30, 2000 and 1999
                             (Stated in US Dollars)
                                   (Unaudited)


                                                Three months ended September 30,       Nine months ended September 30,
                                                --------------------------------       -------------------------------
                                                    2000                1999               2000               1999
                                                    ----                ----               ----               ----

Sales                                         $             -     $        37,676    $         34,249   $         40,608
Cost of goods sold                               (        826)       (     38,829)      (     47,167)      (     46,761)
                                                 ------------        ------------       ------------       ------------
                                                 (       1826)       (      1,153)      (     12,918)      (      6,153)

General and Administrative Expenses
 - Schedule I                                    (     88,471)       (    199,077)      (    315,568)      (    476,513)
                                                 ------------        ------------       ------------       ------------
Net loss                                      $  (     89,297)    $  (    200,230)   $  (    328,486)   $  (    482,666)
                                                 ============        ============       ============       ============
Basic loss per share                          $  (       0.01)    $  (       0.02)   $  (       0.03)   $  (       0.05)
                                                 ============        ============       ============       ============
Weighted average shares outstanding                11,909,074           9,428,535         11,909,074          9,428,535
                                                 ============        ============       ============       ============




                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           for the period from December 31, 1991 to September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                        Additional
                                                                         Paid -in         Deficit
Common Stock - Note 4                     Shares          Amount          Capital       Accumulated       Total
------------                              ------          ------          -------       -----------       -----
Balance, December 31, 1991, 1992
 and 1993                                         -   $           -   $           -   $           -   $           -
Issued for services rendered                 10,000              10           4,990               -           5,000
Net loss for the year                             -               -               -      (    5,000)     (    5,000)
                                         ----------      ----------      ----------       ----------      ----------
Balance, December 31, 1994, 1995,
 1996 and 1997                               10,000              10           4,990      (    5,000)              -
Forward stock split, 100 for 1              990,000             990      (      990)              -               -
Net loss for the year                             -               -               -      (    1,675)     (    1,675)
                                        ----------       ----------      ----------       ----------      -----------
Balance, December 31, 1998
- as previously reported                  1,000,000           1,000           4,000      (    6,675)     (    1,675)
Prior period adjustment for legal
 fees                                             -               -               -      (   31,766)     (   31,766)
                                        ----------       ----------      ----------       ----------      -----------
Balance, December 31, 1998
 - as restated                            1,000,000           1,000           4,000      (   38,441)     (   33,441)
Issued for cash:
   Private placement    - at $0.001       8,000,000           8,000               -               -           8,000
   Share subscriptions  - at $0.60          583,333             583         349,417               -         350,000
                        - at $0.70          142,857             143          99,857               -         100,000
                        - at $1.25          100,979             101         126,123               -         126,224
                        - at $1.35           55,556              56          74,944               -          75,000
                        - at $3.00           22,000              22          65,978               -          66,000
For services rendered                       350,000             350               -               -             350
   Less:  finder's fee                            -      (      782)     (   51,718)              -      (   52,500)
Net loss for the year                             -               -               -      (  705,213)     (  705,213)
                                        -----------       ----------     -----------      ----------     ------------
Balance, December 31, 1999               10,254,725           9,473         668,601      (  743,654)     (   65,580)
Issued for cash:
   Share subscription    - at $0.203        738,916             739         149,261               -         150,000
   Share subscription    - at $1.50                              33          49,967               -          50,000

      Less: issue costs                                                  (    2,500)                     (    2,500)
For shares re-priced to market              110,000               -               -               -               -
For services rendered    - at $0.001        100,000             100               -               -             100
For settlement of promissory notes
payable                  - at $0.136      1,508,214           1,508         203,609               -         205,117
                         - at $0.200        915,156             915         182,116               -         183,031
   Less: issue costs                              -               -      (   10,363)              -      (   10,363)
Net loss for the period                           -               -               -      (  328,486)     (  328,486)
                                        -----------       ----------      ----------     -----------     -----------
Balance, September 30, 2000              13,627,011   $      12,768   $   1,240,691   $  (1,072,140)  $     181,319
                                        ===========       ==========      ==========    ============     ===========






                       WTAA INTERNATIONAL, INC. Continued
                    (formerly Canadian Cool Clear WTAA, Inc.)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
           for the period from December 31, 1991 to September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                           Additional
                                                                            Paid -in         Deficit
                                             Shares          Amount          Capital       Accumulated       Total
                                             ------          ------          -------       -----------       -----

Common Shares Subscribed
Shares subscribed       - at $1.50           33,333   $          33   $      49,967   $           -   $      50,000
   Less:  finders fees                            -      (       33)     (    2,467)              -      (    2,500)
                                           --------       ---------       ---------        -----------     ---------
Balance,  December 31, 1999 and
September 30, 2000                           33,333   $           -   $      47,500   $           -   $      47,500
                                           ========       =========       =========        ===========     =========
Preferred Stock
Balance, December 31, 1998                        -   $           -   $           -   $           -   $           -
Issued for cash during the year
   Share subscriptions  - at $0.01          300,000             300           2,700               -           3,000
                                          ---------       ---------       ---------        -----------     ---------
Balance, December 31, 1999 and
September 30, 2000                          300,000   $         300   $       2,700   $           -   $       3,000
                                          =========       =========       =========        ===========     =========





                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                            STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 2000 and 1999
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                   2000                 1999
                                                                                   ----                 ----
Cash Flow from Operating Activities
   Net loss for the period                                                  $    (    328,486)   $  (      482,666)
   Add item not using cash
     Amortization                                                                      17,572                    -
                                                                                  -----------        --------------
                                                                                 (    310,914)      (      482,666)
   Adjustment to reconcile net loss to net cash used
    in operations
     Accounts receivable                                                                5,730       (       30,433)
     Inventory                                                                          9,857               11,929
     Prepaid expenses                                                                   1,264       (          425)
     Royalty advances                                                                       -       (       11,897)
     Accounts payable                                                                 256,488       (       66,182)
                                                                                  -----------        --------------
Net cash used in operating activities                                            (     37,575)      (      579,674)
                                                                                  -----------        --------------
Cash Flow Provided by Investing Activities
   Purchase of organization cost                                                 (    146,000)                   -
   Royalty advances                                                              (    180,000)                   -
   Deposit on investment                                                                    -       (      205,000)
                                                                                  -----------        --------------
Net cash used in investing activities                                            (    326,000)      (      205,000)
                                                                                  -----------        --------------
Cash Flow Provided by Financing Activities
   Proceeds from promissory notes payable                                             180,000              191,800
   Issuance of common shares                                                          162,449              678,474
   Deferred finance charges                                                                 -       (       10,000)
                                                                                  -----------        --------------
Net cash provided by financing activities                                             342,449              860,274
                                                                                  -----------        --------------
Net increase (decrease) in cash during the period                                (     21,126)              75,600

Cash , beginning of period                                                             21,808                    -
                                                                                  -----------        --------------
Cash and bank overdraft, end of period                                      $             682    $          75,600
                                                                                  ===========        ==============

Non-cash Transactions - Note 6





                       WTAA INTERNATIONAL, INC. Schedule I
                    (formerly Canadian Cool Clear WTAA, Inc.)
                 SCHEDULE OF GENERAL AND ADMINISTRATIVE EXPENSES
              for the nine months ended September 30, 2000 and 1999
                             (Stated in US Dollars)
                                   (Unaudited)


                                                Three months ended September 30,       Nine months ended September 30,
                                                --------------------------------       -------------------------------
                                                    2000                1999               2000               1999
                                                    ----                ----               ----               ----

Accounting and audit fees                    $          2,000    $              -   $         11,877   $              -
Advertising                                             2,201              11,134             13,958             30,295
Amortization                                           11,300                   -             17,572                  -
Bad debts                                                   -                   -              4,128                  -
Bank charges and interest                                 806               5,259             15,554              8,969
Consulting                                                  -              72,354             37,564            124,446
Courier                                                   639               9,779              6,667             14,208
Directors' fees                                           500                   -              3,600                  -
Dues and subscriptions                                      -                 429              1,122              2,246
Insurance                                                 201               1,453                839              1,789
Investor relations                                     39,000              16,064             67,495             39,978
Legal fees                                              1,907              11,398             35,083             30,800
License fees                                                -                   -                  -                 54
Office and general                                        585               4,024             11,789             19,481
Rent                                                    2,209               7,431             15,193             20,856
Telephone                                               8,175               9,194             24,429             28,297
Travel and entertainment                               16,988              16,708             32,075             58,446
Wages and benefits                                      1,960              33,850             16,623             96,648
                                                     --------             --------           -------            -------
                                             $         88,471    $        199,077   $        315,568   $        476,513
                                                     ========             ========           =======            =======

                            WTAA INTERNATIONAL, INC.
                    (formerly Canadian Cool Clear WTAA, Inc.)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2000
                            (Stated in U.S. Dollars)
                                   (Unaudited)


Note 1        Interim Reporting
              -----------------
              While the information presented in the accompanying interim nine months financial statements is unaudited (except as indicated in the Independent Accountants' Report), it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

Note 2        Acquisition of Tempus, Inc.
              --------------------------
              By an agreement dated May 11, 2000, the company acquired 100% of Tempus, Inc. ("Tempus"), an inactive Wyoming reporting corporation for total consideration of $206,000. This acquisition was accounted for by the purchase method of accounting. The company completed a plan of merger whereby the company was merged with Tempus and the separate existence of Tempus ceased and the company continued as the surviving corporation and retained the name "WTAA International, Inc.".

              The effect of these transactions is to record organization costs of $206,000, being the excess of the cost of the purchase of Tempus over the fair market value of the assets of Tempus. The organisation cost represents the value of the reporting company status and is being amortized over 5 years on a straight line basis.

Note 3        Deposit on Investment
              --------------------
              By letters of intent dated October 19, 2000, the company agreed to acquire 3 companies in the bottled water business for total consideration of $4,680,000. This consideration is to be paid by the payment of $4,180,000 on or before December 15, 2000 ($240,000 paid, of which $205,000 was paid prior to September 30, 2000 and $35,000 was paid subsequent to September 30, 2000) and promissory notes of $500,000 due, as to $100,000, January 31, 2001, and as to $400,000, March 31, 2001. The promissory notes are unsecured and bear interest at 8% per annum. Closing of these agreements can be extended for one thirty day extension for a total of $31,000. In addition, subject to a valuation being completed, the purchase price may be adjusted. If the purchase price is adjusted, then the consideration to be paid will be adjusted accordingly. If an increase in the purchase price is determined, the increase will be paid by the issuance of common shares of the company.

 Note 4       Capital Stock - Note 7
              -------------

              a)  Authorized:

                 50,000,000  common shares with a par value of $0.001 per share
                    500,000 non-voting, non-cumulative, non-redeemable preferred shares with a par value of $0.001 per share

Note 4        Capital Stock - Note 7 - (cont'd)
              -------------

              b)  Commitments:

                  Share Purchase Options

                  The following common share purchase options were outstanding at September 30, 2000, granting the holders thereof the right to purchase one common share for each option held as follows.

                                                   Number                 Exercise                 Expiry
                                                 of Options           Price Per Share               Date
                                                 ----------           ---------------               ----
                 Directors                          800,000                $0.50           December 31, 2004
                                                  1,700,000                $0.20           May 30, 2005

                 Employees                          150,000                $0.50           December 31, 2004
                                                  ---------                -----
                                                  2,650,000
                                                  =========                =====

                  Share Purchase Warrants

                  The following common share purchase warrants were outstanding at September 30, 2000, entitling the holders thereof the right to purchase one common share for each warrant held as follows:

                                                 Number of                Exercise                 Expiry
                                                  Warrants           Price Per Warrant              Date
                                                  --------           -----------------              ----
                                                     71,428                $0.85           December 31, 2000
                                                  1,508,214                $0.17           July 31, 2001
                                                    457,578                $0.25           May 31, 2002
                                                  ---------                -----
                                                  2,037,220
                                                  =========                =====

                  Restricted Common Stock

                  Included in common stock are a total of 350,000 shares issued to a director and employee, of which ownership does not vest to these individuals until certain performance levels are achieved. As at September 30, 2000, these performance levels have not been achieved.

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

              ii) By an agreement dated June 15, 1999, the company was appointed an exclusive agent for the manufacturing and marketing of all Star Trek bottled water products in North America and throughout the world. The term of the agreement was three years.

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

              iii)By an agreement  dated March 19, 1999, the company was granted the non-exclusive, non-assignable right to use certain logos in the manufacture and sale of bottled water in the United States and Canada. The term of this agreement is two years terminating December 31, 2001.

                  The royalty payable is 6.0% of the net sales of the licensed products bearing the logos.

              iv) By an agreement dated October 1, 1999, the company was granted the exclusive right to the use of a Trademark to market bottled water in the United States and Canada for a term of 27 months expiring December 31, 2001.

                  The royalty rate is 6.5% of net sales. The company must also expend at least $25,000 for marketing during the term of the agreement.

                  The company is required to make the following advance royalty payments:

-        $30,000 upon execution of the agreement (paid)
-        $30,000 on or before January 31, 2000;  and
-        $30,000 on or before July 31 2000.

Note 5        Commitments - Note 4 - (cont'd)
              -----------

              iv) - (cont'd)

                  The company guarantees minimum total royalty payments of $120,000, inclusive of the advances, due upon expiration or earlier termination of the agreement. The company is negotiating the extension of the January 31, 2000 and July 31, 2000 $30,000 payments.

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

                  To pay an additional minimum guarantee of $70,000 through the period ending December 31, 2001 as follows, if unearned in royalties:

             Minimum
            Guarantee                                           Due
             Amounts                                            Date
             -------                                            ----
         $   10,000                           No later than June 30, 2000
             10,000                           No later than September 30, 2000
             10,000                           No later than December 31, 2000
             10,000                           No later than April 30, 2001
             10,000                           No later than September 30, 2001
             10,000                           No later than September 30, 2001
             10,000                           No later than December 31, 2001

                  The company is negotiating the extension of the June 30, 2000 and September 30, 2000 $10,000 payments.

                  The company shall recover, within the three year term of this agreement, the advanced royalty payment by offsetting royalties earned against said advances until the advances are recouped and shall thereafter make royalty payments on a quarterly basis as set forth herein.

                  Exclusivity shall only extend to the agreement through year 1,
                  (2000) if all guarantee payments in the amount of $20,000 are paid no later than September 30, 2000 or gross sales of licensed products exceed $250,000 whichever is sooner.

                  Exclusivity shall only extend to the agreement through years two and three if gross sales of licensed products for each preceding year exceeds $500,000.

Note 5        Commitments - Note 4 - (cont'd)
              -----------

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

              vi) The company entered into an agreement to acquire the exclusive non-transferable, non-assignable right to manufacture, distribute and market bottled water products in the Unites States and Canada using certain Trademark images as follows:

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

Note 5        Commitments - Note 4 - (cont'd)
              -----------

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

-        $5,000 on or before September 30, 2002

                      ii)  Royalty rate - 5% of wholesale price standard

                      iii) License term - Expiring September 30, 2002

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

Note 6        Non-cash Transactions

              Investing and financing activities that do not have a direct impact on cash flows are excluded from the cash flow statement. During the nine months ended September 30, 2000, the following transaction has been excluded from the statement of cash flows:

- the company issued a total of 2,423,370 common shares upon the settlement of $388,148 of promissory notes payable.

-        the company accrued $60,000 in respect to organization costs.

Note 7        Subsequent Events - Note 3
              -----------------

              a) On October 12, 2000 the company issued 200,000 common shares at $0.30 per share in respect to the settlement of accounts payable outstanding at September 30, 2000 for organisation costs regarding the Tempus acquisition (Note 2).

              b) On October 13, 2000 a former employee of the company filed a complaint in the State of Nevada claiming that he should be paid compensation of up to $1,000,000 plus other unspecified damages and costs. The company has determined that the claim is without foundation or merit and that it would be successful in defense of this claim. Any settlement of this claim would be accounted for in the year of settlement.

              c) By a subscription agreement dated November 15, 2000 the company has agreed to issue 1,375,000 units at $0.24 per unit. Each unit will consist of one common share and one share purchase warrant entitling the holder thereof the right to acquire 1,375,000 common shares at $0.24 per share until November 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
------------- ------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000
- ----------------------------------------------------------

The Company had no revenues for this period in 2000 versus revenues of $37,676 for the comparable period in 1999. The cost of sales for 2000 was $826 compared to $38,829 for the same period in 1999. General and administrative expenses for 2000 were $88,471 compared to $199,077 for 1999. The net loss for the three month period in 2000 was ($89,471) or ($0.01) per share compared to a loss of ($200,230) in 1999 or ($0.02) per share.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999
-------------------------------------------------------------------

The Company had revenues of $34,249 for the nine months ended September 30, 2000 compared to revenues of $40,608 in the same period in 1000. the cost of sales for 2000 was $47,167 compared to a cost of sales of $46,761 in 1999. General and administrative expenses in 2000 were $315,568 compared to $476,513 in 1999. The net loss for the nine month period in 2000 was ($378,486) or ($0.03) per share compared to a loss of ($482,666) or ($0.05) per share in 1999.

The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2000 the company had $40,614 in cash . Current liabilities were $451,995. The Company will be forced to make private placements of stock or borrow funds in order to fund continuance of operations. There are no assurances as to the ability of the Company to make such placements or such borrowing.

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

                                                     WTAA INTERNATIONAL, INC.


Date:  November 20, 2000
                                                 /s/Randy Larson
                                                 ------------------
                                                    Randy Larson, President