Form 10QSB/A
period 2000-09-30
WTAA INTERNATIONAL INC /FL/
filed 2000-12-12
CIK 1102709

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB/A

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 2000 the company had $40,614 in current assets including cash of $682 . Current liabilities were $451,995. The Company will need to make private placements of stock or borrow funds in order to fund continuance of operations. There are no assurances as to the ability of the Company to make such placements or such borrowing. Subsequent to quarter end the Company made a private placement for $330,000 from sale of $1,375,000 units consisting of shares and warrants.

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

Item 3. Defaults Upon Senior Securities.
- ----------------------------------------

         (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

         (Not applicable)

Item 5. Other Information.
- --------------------------
         Director Rober Mueller resigned from the Board of Directors in October, 2000. He has not been replaced.

         Also see 8K filed June 12, 2000 and 8K filed July 12, 2000.

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

                                                     WTAA INTERNATIONAL, INC.


Date:  December 12, 2000
                                                 /s/ Randy Larson
                                                 ------------------
                                                 Randy Larson, President