Form 10KSB
period 2000-12-31
WTAA INTERNATIONAL INC /FL/
filed 2001-05-02
CIK 1102709

10KSB
  1

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

Commission  File  Number:  0-28847

                             WTAA INTERNATIONAL,INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                 Florida                              65-0260846
      -------------------------------          -------------------------
      (State or other jurisdiction of          (I.R.S. Empl. Ident. No.)
       incorporation or organization)

       1027 South Rainbow Boulevard, Unit 391,  Las Vegas, Nevada,  89145
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (702) 341-6622
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Form 3 for All Directors and executive officers needed to be filed as of the effective date of a registration statement under 12g, or in the case of the succession, 10 days after the event see Item 9, "Directors"

State  issuer's  revenues  for  its  most  recent  fiscal  year  $34,281

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 9, 2001 was $522,368 based on a closing bid price of $0.344.

At March 9, 2001, 1,518,513 shares of common stock, par value $.001 per share (the registrant's only class of voting stock) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's statement of holdings to be filed with the commission in connection with the 2000 Annual Meeting of Stockholders and Registrant's Registration Statement on Form 3, 4, and 8-K are incorporated by reference into Part III of this Report.


                            WTAA INTERNATIONAL, INC.

                                   FORM 10-KSB

                   for the fiscal year ended December 31, 2000

                                TABLE OF CONTENTS

PART  I

Item  1.   Description  of  Business

Item  2.   Description  of  Property

Item  3.   Legal  Proceedings

Item  4.   Submission  of  Matter  to  a  Vote  of  Security

PART  II

Item  5.   Market  for  Common  Equities  and  Related  Stockholder  Matters

Item  6.   Selected  Financial  Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item  8.   Financial  Statements  and  Supplementary

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART  III

Item  10.   Directors,  Executive  Officers,  Promoters  and  Control  Persons.

Item  11.   Executive  Compensation

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners  and Management

Item  13.   Certain  Relationships  and  Related  Transactions

PART  IV

ITEM  14.   Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-k

Signatures

                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Annual Report contains various forward-looking statements and information, including (but not limited to) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words
"expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: our limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; pricing and transportation of products; marketing relationships with third party suppliers; our ability to protect our intellectual property rights; economic and political factors; risk of technological change; market acceptance of our products, our ability to raise capital, ability to secure licenses, uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and are beyond our control.

                                     PART I

ITEM  1.   DESCRIPTION  OF  BUSINESS.

     a)   Company  Background.

     WTAA International, Inc. (the "Company") was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The Company became a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed it name to Corbett's Cool Clear Water, Inc., on August 31, 1998 to Corbett's Cool Clear Water, Inc., on October 26, 1998 to Canadian Cool Clear Water, Inc., on February 11, 1999 to Canadian Cool Clear WTAA, Inc. and finally to its current name, WTAA International, Inc. on September 24, 1999.

On May 11, 2000, the Company consummated a reverse merger whereby it acquired 100% of the issued and outstanding common shares of Tempus, Inc. ("Tempus") for total consideration of $206,000. At the date of combination. Tempus was a dormant public shell company with no identifiable assets. As such, the reverse takeover transaction was considered a capital transaction rather than a business combination. The company completed a plan of merger whereby the company was merged with Tempus and the separate existence of Tempus ceased and the company continued as the surviving corporation and retained the name "WTAA International, Inc.".

     b)   Description  of  Business

     WTAA brings the concept of licensed products, images and logos to the small bottled water industry rather than spending millions of dollars and years of time building a national brand, WTAA uses icons and images that everyone knows, combined with co-packaging agreements to immediately serve markets coast-to-coast.

WTAA is able to market its own WTAA BRAND, even at this early stage of the implementation of the Company's marketing strategy. For example, a WTAA brand can be found on the shelves of Loblaw's Real Canadian Superstores, Canada's premier grocery chain

WTAA primarily sells "purified" water as does Coke and Pepsi so as to eliminate the heavy cost of bulk distribution from a single water source, such as NAYA or Evian. Purified water exists everywhere the market exists and emanates from the municipal source purified by reverse osmosis and ozonation.

     c)   Products

Small  Packages:  Licensing,  Custom  Label  &  Branded  Products

Major players, such as Perrier, Evian, Naya, Coke, Pepsi, and Suntory, are investing heavily in brand equity to promote their water products in world markets. Rather than going head-to-head with the big players, WTAA's strategy is to address niche markets, using unique licensed images and customized packaging designs, and a variety of advertising and promotional programs.

The initial points of differentiation begin with the Company's unique approach to the branding of its product. On an outward basis, the Company intends to represent itself as a "non-brand" oriented organization, opening the doors for a variety of distinctive and highly specialized marketing and sales programs that utilize entertaining images and customized labeling programs, that always incorporate the Company's brand name in the design allowing the customer to take ownership of the various programs that all fall within its brand strategy.

The Company's strategy of using licensed images and intellectual property on its bottled water products and collateral advertising materials is a first and moves the Company into the $120.0 billion/year licensing market, as opposed to the $4.3 billion/year bottled water industry. Instant recognition of the Company's various licensed images provides it with immediate brand name appeal, without the time and expense of developing it on its own. WTAA intends to follow the proven program of owning and managing numerous licenses and properties so as to provide retailers and customers with a variety of familiar images from which to chose. While no single license or image will appeal to everyone, most people have a favorite sports team, movie, television program, or entertainment property that they prefer. WTAA is simply applying the proven success of licensing to the bottled water industry, which, up to this time, has not utilized this method of marketing products before.

All of the Company's products and all of its support material will carry the name of its branded product, WTAA. WTAA has been selected as the brand name because of its memorable characteristics and name differentiation to any and all other products in the marketplace. The name WTAA allows the Company to create and position this brand uniquely in the mind of the consumer without any pre-determined associations between its brand name and other images the consumer may associate with the Company's products.

The Company's primary vehicle of displaying its brand name in the marketplace will be by association and thereafter, through slow methodical subliminal suggestion. On every product and in all advertising and promotional material, the WTAA logo will be clearly positioned so that the consumer will always know who manufactures the product and the Company that stands behind it. The Company's logo or button has been carefully designed to attract consumer attention and portray the unique image of WTAA.

The Company's "Branded Products" are being introduced firstly on a nationwide basis in Canada, by way of a preferred supplier agreement with Canada's largest and most aggressive food and drug chain.

     d)   Distribution

The key component of the Company is its ability to utilize its national distribution network to implement its licensing and custom label niche marketing strategies as a means of building the Company's brand equity in WTAA, i.e. each custom label features the "WTAA Button", much like the familiar "Intel Inside", or the "Dolby Sound" button. Therefore, its products and programs must be distinctive so as to attract massive attention in the marketplace. As a method of developing that distinctiveness, the Company is targeting those areas of the market that are currently being ignored, by relying on unique packaging and advertising developed in cooperation with the Company's retail partners and "home and office" customers.

The North American market will be opened immediately with the small package products and the "home and office" acquisition program will be concentrated in the Southwestern United States, and Western Canada.

The Company has positioned itself to take immediate advantage of a number of key strategic opportunities in partnership with selected national retailers and restaurant groups, who have agreed to carry various Company products and packages.

The marketing support and distribution of the small package products will be based on the exploitation of an existing broker/distributor network, activated for the purposes of ensuring that the products find their way into the hands of the consumer. The Company's studies of the existing small package beverage network, and the experience of its management team, has indicated that the greatest opportunities for rapid expansion and distribution of bottled water products is best accomplished through the use of specific brokers and category distributors. Most regional bottled water operators fail to take the time necessary to understand the advantages presented by this network of brokers and distributors and are therefore unwilling or unable to take advantage of this pre-existing network.

The ability to utilize and work with this pre-existing network of brokers and distributors requires a clear understanding of the characteristics of the Company's primary customers. The key to any successful product-based business, and certainly to a commodity-based business, such as bottled water, which is both heavy and bulky, is the distribution system.

The Company recognizes the strategic significance of building, maintaining and supporting its distributor network which, after all, is the Company's primary client. Therefore, the Company's sales and administrative support programs have been designed to ensure the success of that network by promoting high inventory turnover.

The brokers' role is to provide field support directly to the distributors and to facilitate the flow of communication between the Company and its distribution network.

     e)   Production

Initially, the Company plans to produce its small packaged products through co-packing arrangements with a variety of bottled water producers. Given the abundance of small companies who are producing at levels well below their capacity, WTAA has been successful in negotiating attractive co-packing fees. The other advantage of this approach is that it gives the Company production in different parts of the country, thereby supporting WTAA's national distribution system. Such arrangements are already in place in Southern California, Grand Rapids, Michigan, Phoenix, Arizona, Dothan, Alabama, and Calgary, Alberta. Other co-packing relationships will be added on an as-needed basis.

Over time, the Company plans to establish its own manufacturing facilities for both the small packaged products and the big bottle program. Ideally, such acquisition targets would encompass both small package and big bottle production. The advantages include lower cost production, and quality control not to mention a benchmark against which to compare other co-packing arrangements.

     f)   Industry  Information.

     The bottled water industry has experienced tremendous growth over the last decade due to two major trends: rising concern about the safety of tap water and a general shift in the beverage market toward healthier, low calorie, non-alcoholic products. This trend continues. The North American bottled water market is currently a $6 billion market and, with a 1999 annual growth rate of 14%, is the fastest growing segment of the beverage industry. Latest numbers, according to Beverage Marketing Corporation of New York, show bottled water growth in the fourth quarter of 1999 at 35.5%. Management believes that the market in North America is still far from saturated, as domestic per capita consumption of bottled water is only a fraction of European consumption. The industry is also extremely fragmented, with the top 10 brands accounting for only 45% of total industry sales. Industry analysts predict that bottled water sales in the United States will reach $7 billion by the year 2001. The United Kingdom and other European Union countries are also major consumers of bottled water, with per capita consumption in such countries as Germany, France and Italy being five to six times higher than that in Canada. Further market opportunities exist in Japan and other Asian countries. At the same time, the bottled water industry is highly competitive. There are hundreds of water bottlers, many of which operate on a regional basis due to relatively high transport costs. For a major portion of the market, competition on price is important. However, there are products positioned at the high end of the market that successfully receive a price premium. "WTAA Water" is positioned here, as an ultra premium product, capitalizing on its ability to provide the unique experience of drinking purified water with a recognizable and unique label, through its licensing program.

     g)   Competition

The bottled water industry is highly competitive. According to "Beverage Marketing", there are approximately 350 bottled water filling locations in the United States with sales increasingly concentrated among the larger firms. According to "Beverage Marketing", the ten largest bottled water companies accounted for approximately 58.4% of wholesale dollar sales in 1996. Nearly all of the Company's competitors are more experienced, have greater financial and management resources and have more established proprietary trademarks and distribution networks than the Company. On a national basis, the Company competes with bottled water companies such as The Perrier Group of America, Inc. (which includes Arrowhead Mountain Spring Water, Poland Spring, Ozarka Spring Water, Zephyrhills Natural Spring Water, Deer Park, Great Bear and Ice Mountain) and Great Brands of Europe (which includes Evian Natural Spring Water and Dannon Natural Spring Water). The Company also competes with numerous regional bottled water companies located in the United States and Canada. WTAA has chosen to compete by focusing on distinctive products, innovative packaging, and customer service.

     h)   Governmental  Regulation;  Quality  Control.

The bottled water industry is highly regulated both in the United States and abroad. Various state and Federal regulations, designed to ensure the quality of the product and the truthfulness of its marketing claims, require the Company to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of the Company's water source by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals.

The Company is also subject to regulation by the Food and Drug Administration (the "FDA"), which regulates the Company's packaging and labeling practices. In addition to U.S. regulations, the Company must meet the requirements of foreign regulatory agencies in order to import and sell its product into other countries. These requirements are generally similar to, and in certain respects more stringent than, U.S. regulations. The Company believes that it is in compliance with applicable regulations in all foreign territories where it currently markets its product.

Failure to meet applicable regulations in U.S. or foreign markets could lead to costly recalls, loss of certification to market product or, even in the absence of governmental action, to loss of revenue as a result of adverse market reaction to negative publicity.


ITEM  2.   DESCRIPTION  OF  PROPERTY

     The Company's principal business office is located at 1027 South Rainbow Blvd. Suite 391 Las Vegas, Nevada, 89145-6232. The Company also maintains a small satellite office at 638 Millbank Vancouver, BC Canada V5Z 4B7. The company has no other interest in real estate.


ITEM  3.   LEGAL  PROCEEDINGS

As of March 31, 2001, there is currently two known lawsuits or claims made against the Company.

     1. Starbase-1 Coffee Company, Inc. v. WTAA International, Inc. (District Court Clark County, Nevada, action # A413322) in 1999, the Company entered into an agency agreement with Starbase-1 Coffee Company, Inc. ("Starbase") granting the Company the exclusive right to the manufacture, distribution and marketing of bottled water products using licensed images from the Star Trek television series. Starbase alleges that the Company has breached the agency agreement and seeks to terminate the agency agreement and unspecified damages. The Company has filed a defense and counterclaim alleging that Starbase has breached the agency agreement by engaging another firm to produce bottled water products bearing the Star Trek images and seeks a court order requiring Starbase cooperate with Company in the manufacture, distribution and marketing of the Star Trek-branded bottled water products through Canada and the United States.

     2. Steven Nickolas v. WTAA International, Inc. (District Court Clark County, Nevada, action # A425635, commenced October 13, 2000). Steven Nickolas a former employee of the company filed a complaint alleging that the company failed to compensate him for performance, and seeks damages of 250,000 common shares. The Company has filed a defense and counterclaim alleging that Steven Nickolas has breached the employment and the exclusivity agreements and seeks court ordered damages.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

During the fourth quarter of 2000, the issuer did not submit any matters to the vote of its security holders.

                                     PART II

ITEM  5.   MARKET  FOR  COMMON  EQUITIES  AND  RELATED  STOCKHOLDER  MATTERS

     (a)  Market  Price

     The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board.

     As of December 30, 2000 the Company had 50 shareholders of record of its common stock. The company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

     The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions, they also reflect the 15:1 reverse stock split.

                    1999       High      Low
                 -----------  -------  ------
                 1st Quarter
                 2nd Quarter
                 3rd Quarter
                 4th Quarter  15.00    6.5625

                     2000      High      Low
                 -----------  -------  ------
                 1st Quarter  43.125     7.50
                 2nd Quarter  15.9375   1.641
                 3rd Quarter  11.9535   2.343
                 4th Quarter  8.4375   0.9375

     (b)  Other.

     The securities of the Company will be considered low-priced or "designated" securities under rules promulgated under the Securities and Exchange Act of 1934. Penny Stock Regulation and Broker-Dealer practices in connection with transactions in "Penny Stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

     (c)  Dividends.

     The payment of dividends is within the discretion of the Board of Directors of the Company. The Company currently intends to retain all earnings, if any, in the foreseeable future for use in the development of the Company's business. The Company has not paid dividends since inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, the Company's financial condition and capital requirements, general business conditions and other factors.

     (d)  Transfer  Agent.

     The Transfer Agent for the Company's Common Stock is Silver State Registrar 3541 Summer Estates Circle, Salt Lake City, Utah 84121.

     (e)  Recent  Sales  of  Unregistered  Securities

     In May 2000, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 49,261 restricted shares of the Company's Common Stock in exchange for $150,000, or $3.045 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 49,261 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to May 9, 2001, an amount of money per share equal to 54% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 1, 2001 to April 30, 2002, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In May 2000, the Company completed a debt conversion under Reg. S Section 46 whereby it issued an aggregate of 100,548 restricted shares of the Company's Common Stock in exchange for $205,117, or $2.04 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 100,548 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to May 30, 2001, an amount of money per share equal to 40% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 30, 2001 to April 30, 2002, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement

In May 2000, the Company completed a debt conversion under Reg. S Section 46 whereby it issued an aggregate of 61,010 restricted shares of the Company's Common Stock in exchange for $183,031, or $3.00 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 61,010 Share Purchase
Warrants convertible into 30,505 of shares of the Company's Common Stock from the date of the private placement Agreement to May 30, 2001, an amount of money per share equal to 58% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 30, 2001 to April 30, 2002, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In November 2000, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 41,667 restricted shares of the Company's Common Stock in exchange for $150,000, or $3.60 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 41,667 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to October 30, 2001, an amount of money per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from December 1, 2001 to January 31, 2003, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In November 2000, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 50,000 restricted shares of the Company's Common Stock in exchange for $180,000, or $3.60 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 50,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to November 30, 2001, an amount of money per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from December 1, 2001 to January 31, 2003, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In December 2000, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 200,000 restricted shares of the Company's Common Stock in exchange for $300,000, or $1.50 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 200,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to December 29, 2001, an amount of money per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from January 1, 2002 to February 28, 2003, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

All above proceeds were used for general working capital and operating purposes, including the lease and rental of equipment, legal, accounting and transfer agent fees, construction of the Company's data enter, as well salaries to employees, directors and officers of the Company.

ITEM  6.  SELECTED  FINANCIAL  DATA

The following table sets forth selected financial data regarding our operating results and financial position. The data has been derived from our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP"). See "Management's Discussion and Analysis of Financial Condition and Results of Operation." The following selected financial data is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto included elsewhere in this Annual Report.


                                                              Year Ended
                                                             December 31,
                                        2000          1999       1998
                                   --------------  ----------  --------
                                         $              $          $

Net Revenue                               34,281     134,302         -
Operating Expenses                       775,638     642,918    38,441
Non-Cash Compensation
  Stock Options
Net Income (Loss)                     (1,361,851)   (705,213)  (38,441)
Net Income (Loss) Per Share                (1.62)      (1.13)    (0.52)

                                                              Year Ended
                                                             December 31,
                                        2000          1999       1998
                                   --------------  ----------  --------
                                         $              $          $

Total Assets                             616,932     312,227         -
Total Liabilities                        363,234     135,507    38,441
Shareholders' Equity (Deficiency)        253,698     (15,080)  (38,441)
Long-Term Obligations                          -     191,800         -
Cash Dividends                                 -           -         -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's results of operations and financial position should be read in conjunction with the Selected Financial Data and the Company's financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

Results  of  Operations

Sales for the fiscal years ending December 31, 2000 and December 31, 1999 were $34,281 and $134,302 respectively. The lower than expected sales amount is the result of the Company's inability to raise sufficient working capital to support its marketing program and finance up-front production requirements for large purchase orders.

The Company does not intend to manufacture bottled water products without firm orders in hand for its products. However, the Company intends to expend costs over the next twelve months in advertising, marketing and distribution, which amounts are expected to be expended prior to the receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

The Gross Profit for the fiscal years ended December 31, 2000 and December 31, 1999, were ($13,904) and ($11,321) respectively.

Operating expenses were $775,638 and $642,918 for the years ended December 31, 2000 and December 31, 1999, respectively. The expenses increased due to increased royalty and license fees over the previous year.

Net  Operating  Losses

The Company has accumulated approximately $2,100,000 of net operating loss carry forwards as of December 31, 2000, which may be offset against future taxable income. The carry forwards begin to expire in 2011. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The Company has reserved for the deferred tax asset arising from net operating loss carry forwards.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carry forwards may be limited.

Liquidity  and  Capital  Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending December 31, 2000, the Company raised $780,000 through the issuance of a common stock, and $180,000 through debt financing. The proceeds were used to finance continued operations.

The Company has plans to raise between $750,000 and $1,500,000 by private placement by May 2001 from identified supportive shareholders, of which approximately $1,000,000 has already been committed. These funds are intended to be used to fund day-to-day operations, including a marketing program so that the company can pursue its business plan. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the first quarter of fiscal year 2001, management believes that the losses will continue to decrease. Inflation has not had a significant impact on the Company's results of operations.

Year  2000

As expected, the Company experienced no disruption in the ability to conduct business on its own or on the part of any suppliers or customers due to Year 2000 issues. We consider this issue closed.

Risk  Factors  and  Cautionary  Statements

Forward-looking statements in this report are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: Changing economic conditions, interest rate trends, continued acceptance of the Company's products in the marketplace, competitive factors, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  financial statements and supplementary data to be provided pursuant to this
Item  8  are  included  under  Item  14  of  this  report.

ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

     On January 15, 2001, the Company replaced Amisano Hanson ("Amisano") as its principal independent accountants and engaged Grant Thornton LLP ("GT") as its new principal independent accountants to audit the Company's financial statements. The decision to change accountants was recommended and unanimously approved by the audit committee of the Board of Directors of the Company.

The reports of Amisano on the Company's financial statement for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and neither statement was qualified or modified as to uncertainty, audit scope or accounting principles. However, Amisano's reports for these fiscal years were modified as to uncertainty with respect to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years ended
December 31, 1998 and 1999, and the subsequent interim period preceding the replacement of Amisano, there were no disagreements with Amisano on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Amisano, would have caused it to make reference to the subject matter of the disagreements in their report. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K with respect to the Company during the Company's two most recent fiscal years and the subsequent interim period preceding the replacement of Amisano.



                                    PART III

ITEM  10.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

The following table identifies the Company's directors, executive officers and certain other key employees as of February 28, 2001. Directors are elected at the Company's annual meeting of stockholders and hold office until their successor are elected and qualified. In February 2001 Randy Larson resigned from the board. Larry Shaben was then appointed by the Board of Directors to replace Mr. Larson. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board. The date of the Company's 2000 Annual General Meeting of Stockholders has not yet been set.

         Name          Position(s) Held  Term as Director Expires
         ----          ----------------  ------------------------
Wm. R. McKay (P.Eng.)  Chairman/CEO                2001
Dr. C.J. Weinstein     Director                    2001
Larry Shaben           Director                    2001


     The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until there successors have been duly elected and qualified. Officers of the Company serve at the will of the Board of Directors. There is no family relationship between any executive officer and director of the company.

Wm.  R.  McKay

     Wm. R. McKay (P.ENG.), 65, is a petroleum-engineering graduate from the University of Oklahoma. Mr. McKay has served as a board member to a number of organizations including the BC Science and Research, Westac Transportation Advisory Council, the Calgary Stampeders Football Club, the Canadian Football League, and Discovery Park. Since 1991, Mr. McKay has been the Chairman and CEO of Jupiter Capital Ventures Inc., a Vancouver-based corporate finance company. He has been the Chairman and CEO of the Company since January of 1999.

Dr.  C.J.  Weinstein

     Dr. C.J. Weinstein, Director is the founder of the Image Institute of Monterey, California, an eminent authority in the field of executive development and team building who counts among his many clients some of North America's most successful corporations.

Larry  Shaben

     Larry Shaben is an entrepreneur with considerable experience in corporate development and governmental affairs. From 1975 through 1989, he held various cabinet positions with the Alberta Provincial Government, including Ministry of Utilities and Telephones, Ministry of Housing, and Ministry of Economic Development. Mr. Shaben is the President of Shaben World Enterprises Ltd, which provides consulting services to the retail and distribution industries. He sits on several important Boards, including Canadian Utilities Limited.

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the
Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM  11.   EXECUTIVE  COMPENSATION

The following table sets forth compensation paid or accrued by the Company for the period ending December 31, 2000, to the Company's officers, directors, and other key employees.

                              Annual Compensation           Long Term Compensation

                                                                          Securities
Name and Principal                                          Restricted    Underlying   LTIP Payouts
Position            Year  Salary ($)  Bonus ($)  Other ($)   Stock ($)   Options/SARs       ($)       Other
Wm. R. McKay        1998           0          0          0            0             0              0      0
Chairman/CEO        1999           0          0          0            0             0              0      0
                    2000           0          0          0            0             0              0      0
Randy Larson        1998           0          0          0            0             0              0      0
CFO, Director       1999           0          0          0            0             0              0      0
                    2000           0          0          0            0             0              0      0
Steve Nickolas      1999     102,342          0          0            0             0              0      0
Chief Marketing     2000      12,500          0          0            0             0              0      0
Officer
Dr. C.J. Weinstein  1998           0          0          0            0             0              0      0
Director            1999           0          0      6,000       50,000             0              0      0
                    2000           0          0      6,899            0             0              0      0
Robert Mueller      1998           0          0          0            0             0              0      0
Director            1999           0          0          0            0             0              0      0
                    2000           0          0          0       55,000             0              0      0


     No compensation is payable to Directors of the Company in connection with attendance at board meetings, except as to such Directors who also serve as Officers of the Company in capacities other than Directors.

     Future compensation of Officers will be determined by the Board of Directors based upon the financial condition and performance of the Company, the financial requirements of the Company, and upon the individual performance of each Officer. The Board of Directors intends to ensure that the salaries paid to the Company's officers and employees are reasonable and prudent and are based upon the performance of individual Officers and employees.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

     a)  Security  Ownership  of  Certain  Beneficial  Owners.

The following table sets forth the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five (5%) percent of the voting securities.

Title of         Name and address             Amount and nature    Percentage
Class            of beneficial                of beneficial        of Class (2)
                 Owner                        ownership (1)

Common           McKay, Wm R.                 266,668              17.56%
                 727-666 Leg In Boot Square
                 Vancouver, BC V5Z 4B4


     (1) Under Rule 13(d) of the Exchange Act, shares not outstanding but subject to options, warrants, rights or conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by persons have such rights, but are not deemed outstanding for the purpose of computing the percentage for any other person.
     (2) As of February 28, 2001, there were 1,518,513 common shares outstanding. Unless otherwise noted, the security ownership disclosed is of record and beneficial.

     b)   Security  Ownership  of  Management.

     The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and of all directors and executive officers as a group as of February 28, 2001.

Title of         Name and address             Amount and nature    Percentage
Class            of beneficial                of beneficial        of Class (2)
                 Owner                        ownership (1)

Common           McKay, Wm R.                 266,668              17.56%
                 727-666 Leg In Boot Square
                 Vancouver, BC V5Z 4B4


Common           Weinstein, Dr. CJ              6,667              0.44%
                 P.O. Box 115
                 1 Big Sur, CA   93920

Common           Shaben, Larry                   2,925             0.19%
                 207 Solar Court
                 10350 124th Street
                 Edmonton, Alberta T5N 3V9


There  are  no arrangements that may result in change in control of the company.

     (1) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (2) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company's operates a satellite office in Vancouver BC through Jupiter Capital Ventures, which the Chairman and CEO has controlling interest in. There is an agreement between Jupiter Capital Ventures and the Company to reimburse Jupiter Capital Ventures for operating expenses.


PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K.


Documents  filed  as  a  part  of  this  Report.

     (1)  Financial  Statements:
          Report of Independent Certified Public Accountants  2000 . . . .  F-1
          Report of Independent Certified Public Accountants  1999 . . . .  F-2
          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
          Statements  of  Operations . . . . . . . . . . . . . . . . . . .  F-4
          Statements  of  Stockholders'  Equity. . . . . . . . . . . . . .  F-5
          Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . .  F-6
          Notes  to  Financial  Statements . . . . . . . . . . . . . . . .  F-7


     (2)  Exhibits  filed  as  part  of  this  Report:

     * EX - 3.1 Articles of Incorporation of WTAA International, Inc. effective April 17, 1991
     *    EX  -  3.2  Bylaws  of  WTAA  International,  Inc.
     *    EX  -  10.1  Plan  of  Merger
     *    EX  -  10.2  Articles  of  Merger
          EX  -  23.1  Consent  of  Amisano  Hanson

* Previously filed as an exhibit to the Company's current report on Form 8-K12G3, dated May 19, 2000 and incorporated by reference.

(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report: None


                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        WTAA International, INC.
                                                         -----------------
                                                         (Registrant)



               Date:  April  27,  2001          By:   /s/  Wm.  R.  McKay
                                                   -----------------------------
                                                        Wm.  R.  McKay
                                                        Chief  Executive Officer

       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



               Date:  April  27,  2001          By:   /s/  Wm.  R.  McKay
                                                   -----------------------------
                                                        Wm.  R.  McKay
                                                        Chief  Executive Officer
                                                        and  Chairman  of  the
                                                        Board  of  Directors



               Date:  April  27,  2001          By:     /s/  Dr.  C.J. Weinstein
                                                   -----------------------------
                                                        Dr.  C.J.  Weinstein
                                                        Director



               Date:  April  27,  2001          By:     /s/  Larry  Shaben
                                                   -----------------------------
                                                        Larry  Shaben
                                                        Director

                            WTAA International, Inc.

                          Index to Financial Statements

  Report of Independent Certified Public Accountants  2000 . . . .  F-1
  Report of Independent Certified Public Accountants  1999 . . . .  F-2
  Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
  Statements  of  Operations . . . . . . . . . . . . . . . . . . .  F-4
  Statements  of  Stockholders'  Equity. . . . . . . . . . . . . .  F-5
  Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . .  F-6
  Notes  to  Financial  Statements . . . . . . . . . . . . . . . .  F-7 to F 15

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board  of  Directors
WTAA  International,  Inc.

We have audited the accompanying balance sheets of WTAA International, Inc. (the Company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WTAA International, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company has suffered recurring losses and has accumulated a deficit of $2,105,699 and has substantial future cash commitments. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


            Date:  March  23,  2001             By:  /s/  Grant  Thornton
                                                   -----------------------------
                                                         Grant  Thornton
Seattle,  Washington
March  23,  2001

                           INDEPENDENT AUDITORS'REPORT

To  the  Stockholders,
WTAA  International,  Inc.

(formerly  Canadian  Cool  Clear  WTAA,  Inc.)


We have audited the accompanying balance sheet of WTAA International, Inc. (formerly Canadian Cool Clear WTAA, Inc.), as at December 31, 1999 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of WTAA International, Inc. as of December 31, 1998 and 1997 were audited by other auditors whose reports dated July 6, 1999 and May 1, 1998, respectively, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of WTAA International, Inc. as at December 31, 1999 and the results of its operations and cash flows for the year then ended, in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in
Note I to the financial statements, the company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt that the company will be able to continue as a going concern. The company is dependent on its ability to raise capital from shareholders or other sources to sustain operations. Management plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


           Date:  April  23,  2001              By:  /s/  Amisano  Hanson
                                                   -----------------------------
                                                          Amisano  Hanson
Vancouver,  Canada                                        Chartered Accountants1
May 16, 2000, except as to Note 12 (ii) which is as of
May 17, 2000 and as to Notes 12 (vii), (viii) and (ix)
which are as of May 31, 2000.

                            WTAA International, Inc.

                                 BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                                      2000         1999
                                                                  ------------  ----------
CURRENT ASSETS
    Cash                                                          $   202,699   $  21,808
    Accounts receivable - trade                                           118       9,257
    Inventory                                                          21,404      31,262
    Prepaid royalty and license fees                                  103,753      35,000
    Prepaid expenses and other current assets                          38,958       9,900
                                                                  ------------  ----------

        Total current assets                                          366,932     107,227

ACQUISITION ADVANCES AND DEPOSITS                                     250,000     205,000
                                                                  ------------  ----------

        Total assets                                              $   616,932   $ 312,227
                                                                  ============  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                              $   121,884   $ 134,157
    Royalty and license fees payable                                  240,000           -
    Related party demand note payable                                   1,350       1,350
                                                                  ------------  ----------

        Total current liabilities                                     363,234     135,507

CONVERTIBLE DEBT                                                            -     191,800

COMMITMENTS AND CONTINGENCIES                                               -           -

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock subscribed                                          3,000       3,000
    Common stock - $.001 par value; 3,333,333 shares authorized           918         684
    Common stock subscribed                                           630,194      47,500
    Additional paid-in capital                                      1,725,285     677,390
    Accumulated deficit                                            (2,105,699)   (743,654)
                                                                  ------------  ----------

        Total stockholders' equity (deficit)                          253,698     (15,080)
                                                                  ------------  ----------

        Total liabilities and stockholders' equity (deficit)      $   616,932   $ 312,227
                                                                  ============  ==========

The accompanying notes are an integral part of these statements.

                            WTAA International, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                               2000         1999
                                           ------------  ----------

REVENUES                                   $    34,281   $ 134,302

COST OF GOODS SOLD                              48,185     145,623
                                           ------------  ----------

GROSS LOSS ON SALES                            (13,904)    (11,321)

OPERATING EXPENSES
  Royalty and license fees                     271,247      21,897
  General and administrative expenses          504,391     621,021
                                           ------------  ----------

    Total operating expenses                   775,638     642,918
                                           ------------  ----------

OPERATING LOSS                                (789,542)   (654,239)

OTHER (INCOME) EXPENSES
  Interest                                     366,419           -
  Other, net                                   205,890      50,974
                                           ------------  ----------

    Total other expenses                       572,309      50,974
                                           ------------  ----------

NET LOSS                                   $(1,361,851)  $(705,213)
                                           ============  ==========

LOSS PER COMMON SHARE - BASIC AND DILUTED  $     (1.62)  $   (1.13)
                                           ============  ==========

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                                    WTAA  International,  Inc.

                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                              Year Ended December 31, 2000 and 1999

                                                                           Common  stock
                                     Preferred stock   Common  stock        subscribed
                                    ----------------  ----------------  -------------------   paid-in    Accumulated
                                    Shares   Amount   Shares   Amount    Shares    Amount     capital    deficit         Total
                                    -------  -------  -------  -------  --------  ---------  ----------  ------------  ----------
Balance at January 1, 1999                -  $     -   66,667  $    67        -   $      -   $    4,933  $   (38,441)  $ (33,441)

Sale of preferred stock subscribed  300,000    3,000        -        -        -          -            -            -       3,000

Sale of common stock for cash,
net of costs                              -        -  593,649      594        -          -      672,457            -     673,051

Common stock subscribed for
cash, net of costs                        -        -        -        -    2,222     47,500            -            -      47,500

Issuance of common stock for
services                                  -        -   23,333       23        -          -            -            -          23

Net loss for the year ended
December 31, 1999                         -        -        -        -        -          -            -     (705,213)   (705,213)
                                    -------  -------  -------  -------  --------  ---------  ----------  ------------  ----------

Balance at December 31, 1999        300,000    3,000  683,649      684    2,222     47,500      677,390     (743,654)    (15,080)

Issuance of common stock shares
in escrow                                 -        -    6,667        -        -          -            -            -           -

Sale of common stock for cash             -        -   49,261       49        -          -      149,951            -     150,000

Issuance of common stock
through debt conversions                  -        -  161,558      162        -          -      735,467            -     735,629

Issuance of common stock for
services                                  -        -   20,667       21        -          -      114,979            -     115,000

Issuance of common stock for
1999 subscription                         -        -    2,222        2   (2,222)   (47,500)      47,498            -           -

Common stock subscribed for
cash                                      -        -        -        -  291,667    630,000            -            -     630,000

Common stock shares subscribed            -        -        -        -  194,444        194            -         (194)          -

Net loss for year ended December
31,  2000                                 -        -        -        -        -          -            -   (1,361,851) (1,361,851)
                                    -------  -------  -------  -------  --------  ---------  ----------  ------------  ----------

Balance at December 31, 2000        300,000  $ 3,000  924,024  $   918  486,111   $630,194   $1,725,285  $(2,105,699)  $ 253,698
                                    =======  =======  =======  =======  ========  =========  ==========  ============  ==========

The accompanying notes are an integral part of this statement.

                            WTAA International, Inc.
                            STATEMENTS OF CASH FLOWS
                            Year ended December 31,


                                                                   2000         1999
                                                               ------------  ----------
 Increase (Decrease) in Cash
 Cash flows from operating activities
   Net loss                                                    $(1,361,851)  $(705,213)
   Adjustments to reconcile net loss to
     net cash used in operating activities
     Amortization of beneficial conversion feature                  85,449           -
     Interest expense in connection with induced conversion        262,032           -
     Accrued interest converted to equity                           16,348           -
     Amortization of deferred finance charges                            -       1,364
     Inventory write off                                                 -      50,974
     Common stock issued for services                              115,000          23
     Changes in assets and liabilities
       Accounts receivable                                           9,139      (9,257)
       Inventories                                                   9,858     (82,236)
       Prepaid expenses and other current assets                   (29,058)     (1,264)
       Prepaid royalties                                           (68,753)    (35,000)
       Accounts and related party payables                         (12,273)    102,066
       Royalty and license fees payable                            240,000           -
                                                               ------------  ----------

         Net cash used in operating activities                    (734,109)   (678,543)

 Cash flows from investing activities
   Acquisition deposits                                            (45,000)   (205,000)
                                                               ------------  ----------


         Net cash used in investing activities                     (45,000)   (205,000)
 Cash flows from financing activities
   Proceeds from long-term obligations, net of loan fees           180,000     181,800
   Proceeds from sale of preferred stock, net of fees                    -       3,000
   Proceeds from sale of common stock and stock subscriptions      780,000     720,551
                                                               ------------  ----------

         Net cash provided by financing activities                 960,000     905,351
                                                               ------------  ----------

  Net increase in cash and cash equivalents                        180,891      21,808

 Cash and cash equivalents at the beginning of the period           21,808           -
                                                               ------------  ----------

 Cash and cash equivalents at the end of the period            $   202,699   $  21,808
                                                               ============  ==========

 Noncash disclosures:
   Debt converted to equity, principal only                    $   371,800
                                                               ============

The  accompanying  notes  are  an  integral  part  of  these  statements.

                            WTAA International, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     WTAA International, Inc. (the Company or WTAA) was incorporated in the State of Florida on April 17, 1991, under the name of Aarden-Bryn
     Enterprises, Inc. From incorporation through September 24, 1999, the Company operated under such names as Corbetts Clear Cool Water, Inc., Corbetts Cool Clear Water, Inc., Canadian Cool Clear Water, Inc., and
     Canadian Cool Clear WTAA, Inc. On September 24, 1999, the Company changed its name to WTAA International, Inc. The Company is a distributor of proprietary bottled water products for which it licenses marketing rights from various entertainment studios and enterprises.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1.     Inventory
            ---------

     Inventory is stated at the lower of cost or market and costed using the first-in-first-out method.

     2.     Royalty  and  License  Fees
            ----------------------------

     The Company pays license and royalty fees for rights to use licensors' trademarks and logos on its products. Royalty and license fees are accrued as they become due under each individual contract. Prepaid fees are capitalized and amortized over the lives of underlying agreements.

     In addition, under certain contracts, the Company is required to pay minimum guarantee fees, the structure of which varies with each contract. Minimum guarantees are accrued as they become due and amortized over periods covered by each individual guarantee.

     3.     Loss  per  Common  Share
            ------------------------

     Basic loss per share is based on the weighted-average number of shares outstanding during the year. The weighted-average number of common shares outstanding was 838,560 for 2000 and 624,291 for 1999, post reverse split (see note C). Diluted loss per share for all periods presented equaled basic loss per share due to the antidilutive effect of potentially dilutive securities. As of December 31, 2000 and 1999, the Company had 756,051 and 274,762, of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.

     4.     Use  of  Estimates
            ------------------

     In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     5.     Reclassifications
            -----------------

     Certain reclassifications of the prior year information have been made to conform to the current year format.


NOTE  B  -  MANAGEMENT  PLANS

     The Company is devoting substantially all of it present efforts to reorganizing the business and pursuing strategic opportunities in order to recommence its operations. The Company has incurred recurring losses from operations and has a total accumulated stockholders' deficit of $2,105,699 as of December 31, 2000. Also, as discussed in the note E, the continued operation of the Company will require a commitment of substantial cash.

     However, the rate at which the Company expends it resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funds through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for the success of its future operations.

     The Company has plans to raise between $750,000 and $1,500,000 by private placement by May 2001 from identified supportive shareholders, of which approximately $1,000,000 has already been committed. These funds are intended to be used to fund day-to-day operations, including a marketing program so that the company can pursue its business plan. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

     Although the Company expects to have continued losses in the first two quarters of fiscal year 2001, management believes that the losses will continue to decrease, so that less funds will be used for overheads, and more funds used for marketing and business development.


NOTE  C  -  STOCK  SPLIT

     On February 22, 2001, the Company authorized a 15:1 reverse stock split. All references to number of shares and per share price have been adjusted to retroactively to reflect the effect of this split.


NOTE  D  -  ACQUISITION  OF  TEMPUS,  INC.

     On May 11, 2000, the Company entered into a purchase agreement to acquire all of the issued and outstanding stock of Tempus, Inc. (Tempus), a nonoperating Wyoming reporting corporation for total consideration of $12,300. The Company also paid $133,700 in cash and issued 200,000 shares of common stock for legal and transaction facilitation fees. The shares were valued at $60,000, which at the time of the acquisition was deemed to approximate their fair value. The net book value of Tempus' assets was nominal. Therefore, the Company expensed the total consideration paid in connection with this transaction. The Company elected a successor status under Section 12(g)(3) of the 1934 Securities and Exchange Act and became a reporting company. Simultaneously with this transaction, Tempus was dissolved.

NOTE  E  -  DEPOSIT  ON  INVESTMENT

     On October 19, 2000, the Company signed letters of intent to acquire two bottling companies and invest in a third bottling company, for total consideration of $4,680,000. All three companies are controlled by one of the Company's former directors. The purchase price is subject to adjustment subsequent to completion of standard due diligence procedures to be conducted by the Company. Any potential increases to the prices are to be satisfied through an issuance of the Company's common stock. A cash payment of $4,180,000 was due on or before December 15, 2000, of which the Company has paid $250,000. Additionally, the Company was to advance $500,000 that would be collateralized by short-term notes receivable. No funds were advanced as of December 31, 2000.

     On January 1, 2001, the Company paid $31,000 to extend its right to acquire equity interests in the three bottling companies. On February 9, 2001, the Company advanced $500,000 as required under the original letters of intent. The advances bear interest at 8% and requires monthly repayments of interest, commencing on March 9, 2001, and principal, commencing on May 9, 2001. These advances are secured by a lien on machinery acquired with the aforementioned advances.

     The Company also undertook a due diligence process on the target companies in late February 2001, which indicated that the financial performance of those companies was below what was previously expected. Accordingly, management have been negotiating with the vendors to restructure the acquisitions, including a deferral of the closing dates.


NOTE  F  -  DEBT  CONVERSIONS

     In July of 1999, the Company borrowed $191,800 under an 8% convertible note payable maturing July 31, 2001. The note allowed its holder to convert unpaid principal and accrued interest balances into the Company's common stock at a 20% discount from an average of closing prices of the ten trading days preceding the conversion. In addition, upon elected conversion, the holder was entitled to receive warrants convertible into the Company's common stock shares. The number of warrant shares will be equal to the number of shares the holder was to receive upon elected conversion of the unpaid principal and accrued interest. The warrant's strike price would be equal to the closing price of the underlining stock on the date of grant and the warrant would have a one-year life. In May 2000, the Company modified terms of the note to allow conversion at a price equal to a 20% discount from the stock's closing price on the date of conversion. In connection with the note, the Company recorded a beneficial conversion feature of $47,949 resulting in additional interest expense in 2000. The modification of the note had no material effect on the Company's financial statements.

     On May 30, 2000, pursuant to the Company's offer, the holder converted $191,800 in unpaid principal and $13,317 in unpaid interest into 100,548 shares of the Company's common stock and a warrant exercisable into an additional 100,548 common stock shares. The number of shares was determined based on the $2.04 per share price, which, on the date of conversion, was lower than 20% discount of that day's closing price of $3.98. The warrant's strike price was also set at $2.04. Therefore, the Company recorded additional interest expense of $262,032 representing the sum of the fair values of shares and warrants received in excess of the shares and warrants to be received under the modified promissory note agreement.

     In March 2000, the Company borrowed $180,000 under an 8% convertible promissory note maturing December 31, 2000. The note's unpaid principal and accrued interest were convertible into the Company's common stock at a price equal to a 20% discount from the conversion date's closing price. In addition, upon conversion, the holder was entitled to a common stock warrant with a strike price equal to the conversion date's closing price of the underlying stock. The warrant was exercisable into the Company's common stock shares equal to one half of the shares received upon elected conversion of the unpaid principal and accrued interest. In connection with the note, the Company recorded a $37,500 beneficial conversion feature, which resulted in an additional interest expense. The note's unpaid principal and accrued interest of $180,000 and $3,031, respectively, were converted on May 31, 2000 into 61,010 common stock shares using a price equaling to 20% of $3.75 (closing price on the date of conversion). In addition, the former debt holder received a common stock warrant with a $3.75 strike price exercisable into 30,505 shares of common stock that expires on May 31, 2002.

NOTE  G  -  OTHER  EQUITY  TRANSACTIONS

     In January 1999, the Board authorized the sale of Series A preferred stock to two of the Company's directors for $3,000. At the option of the holder, the preferred stock was convertible through January 31, 2004, into ten shares of common stock for each one share of preferred stock. In December 2000, the stockholders elected to convert all of their preferred shares into the Company's common stock. As a result of this conversion, the Company is to issue 200,000 common stock shares (post-split). Subsequently it was determined that the preferred shares had not been properly designated in the articles of incorporation and filed with the state of Florida. Therefore, these preferred shares have been presented as subscribed in the accompanying financial statements. On April 25, 2001, the Board of Directors authorized the proper designation of the preferred shares and subsequent conversion to common shares.

     In February 2000, the Company placed in escrow 6,667 common stock shares to be issued to the Company's former director upon the acquisitions discussed in the note E, in consideration for future services to be provided in connection with the acquisitions.

     In May 2000, the Company issued 20,667 common stock shares to a shareholder in consideration for public relationship services provided. The estimated fair value of the common stock on the date of grant was used to compute the related expense of $55,000.

     In December 2000, the Company issued 194,444 common stock shares to a shareholder for no additional consideration pursuant to an original September 1999 stock subscription agreement with that shareholder that required a one time issuance of the stock in compensation for significant devaluation of the Company's stock during the year ended December 31, 2000.

NOTE  H  -  RELATED  PARTY  PAYABLE

     The Company has an outstanding principal balance of $1,350 as of December 31, 2000 and 1999, for a related party payable. These were funds borrowed from a director. This borrowing bears no interest and is due on demand. Due to immateriality of the amount, the Company recorded no imputed interest on this borrowing.


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

     1.     License  and  Royalty  Agreements
            ---------------------------------

     In March 1999, the Company entered into a license agreement for the use of licensed material on the labels of bottled water. This agreement expires in December 2001, and requires the payment of royalties on sales of the licensed product at a rate of 6.0% of net sales. This agreement can be extended at the request of the Company. As of December 31, 2000, no sales of licensed product have occurred and no royalties have been paid or accrued.


     During the year ended December 31, 2000, the Company entered into various license agreements with a production studio that expire December 31, 2000 through December 31, 2002. These agreements require the payment of royalties in the amount of the greater of 5% to 6% of the wholesale standard price or a minimum annual guarantee of $175,000, $25,000 and $30,000 in 2000, 2001 and 2002, respectively. The agreements also require the Company to spend a minimum of 7.5% of sale revenues on marketing programs as well as outline target marketing and shipment dates, none of which have been met by the Company. During the year ended December 31, 2000, the Company paid $95,000 under the aforementioned agreements and accrued the remaining $80,000 of the license fees due in 2000 in the accompanying financial statements.

     During the year ended December 31, 2000, licensors terminated two agreements, originally entered into during calendar year 1999, as a result of the Company's nonperformance. In connection with these terminations, the Company expensed $150,000 representing previously capitalized royalty and license fees. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination. As of December 31, 2000, royalty and license fees payable include $160,000 due under these terminated agreements.

     2.     Agency  Agreement
            -----------------

     In March 1999, the Company entered into a promotional assistance contract scheduled to expire in December 2003. Under this agreement, an agent hired by the Company was to provide services related to obtaining and managing athlete endorsements on the Company's products. The agreement called for a fee computed as the greater of 6% of net sales or a minimum payment of $25,000, $50,000, $100,000, $150,000 and $150,000 in 1999, 2000, 2001, 2002
     and 2003, respectively. As no services were performed under the contract, the Company has not made any payments nor accrued any liabilities to the agent. Although no formal termination notice has been given, the Company has effectively terminated this agreement.

     3.     Legal
            -----

     The Company is involved in a legal proceeding with Starbase-1 Coffee Company, Ltd. (Starbase). The Company and Starbase are both asserting nonperformance related to a manufacturing and marketing agreement entered into by both parties in June 1999. This proceeding is scheduled for trial in June 2001.

     The Company also became involved in another legal proceeding with a former employee who is asserting the Company breached his employment agreement. In the opinion of management, based upon advice of legal counsel, the ultimate outcomes of the foregoing proceedings will not have a material impact on the Company's financial statements.

NOTE  J  -  INCOME  TAXES

     The Company records income taxes using the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. At December 31, 2000, an operating loss carryforward of approximately $1,600,000 expiring from 2009 to 2020 is available to offset future taxable income. For financial reporting purposes, a valuation allowance of $538,000 has been recorded to offset the deferred tax asset related to those carryforwards and other net deferred tax assets. This represents an increase of approximately $285,000 from the allowance recorded at December 31, 1999.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

                                           2000        1999
                                        ----------  ----------
     Deferred tax assets:
       Net operating loss carryforward  $ 538,000   $ 253,000
       Valuation allowance               (538,000)   (253,000)
                                        ----------  ----------

                                        $       -   $       -
                                        ==========  ==========

     The income tax benefit reconciled to the tax computed at the statutory federal rate were as follows for the year ended December 31:

                                            2000        1999
                                         ----------  ----------

     Tax benefit at statutory rate       $(463,000)  $(240,000)
     Miscellaneous non-deductible items    178,000           -
     Valuation allowance                   285,000     240,000

                                         $       -   $       -
                                         ==========  ==========

     Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.

NOTE  K  -  STOCK  OPTIONS

     In  December  1999, the Company established the 1999 Stock Option Plan (the
     Plan). The Plan allows the Company to grant options to employees for up to 140,000 shares of common stock (2,100,000 shares prior to adjustment for February 2001 reverse stock split). Option prices are established by the Company's Board of Directors and generally are equal to the fair market value of the shares of the Company's common stock on the date of grant. Options vest immediately and expire five years from the date of the grant.

     The following is a summary of the employee option for the years ended December 31, 2000 and 1999:

                                                     Options
                                       ----------------------------------
                                                         Weighted Average
                                            Shares        Exercise Price
                                       -----------------  ---------------

     Outstanding at January 1, 1999                   -   $             -
       Granted                                   63,333   $          7.50
                                       -----------------  ---------------

     Outstanding at December 31, 1999            63,333   $          7.50
       Granted                                  113,333   $          3.06
       Forfeitured                              (43,334)  $          4.57
                                       -----------------  ---------------

     Outstanding at December 31, 2000           133,332   $          4.57
                                       =================  ===============

     Options available for grant                490,001
                                       =================

     The following table summarizes information about options outstanding at October 31, 2000:

                        Options Outstanding             Options Exercisable
                -------------------------------------  ----------------------
                                          Weighted
       Range                  Weighted     Average                  Weighted
        of                    Average     Remaining                  Average
     Exercise     Number      Exercise   Contractual     Number     Exercise
      Prices    Outstanding    Price         Life      Exercisable    Price
     ---------  -----------  ----------  ------------  -----------  ---------

     3.00           86,666  $     3.00  $       4.41       86,666  $    3.00
     7.50           46,666  $     7.50  $       4.00       46,666  $    7.50
                -----------                            -----------
                   133,332                                133,332
                ===========                            ===========

     The weighted average fair value of the options granted during the year ended December 31, 2000 was $2.85. No options were granted with a strike price below the stock's market value on the date of grant.

     The Company accounts for its stock-based compensation plan in accordance with Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in 1999 and 2000 in connection with options granted to employees. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. In accordance with the disclosure requirements of SFAS No. 123, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0%, volatility of 195%, and expected life of five years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss.

                         Year ended           Year ended
                      December 31, 2000    December 31, 1999
                     -------------------  -------------------
     Net loss
       As reported   $        1,361,851   $          705,213
       Pro forma     $        1,608,849   $          738,520

     Loss per share
       As reported   $            (1.62)  $            (1.13)
       Pro forma     $            (1.92)  $            (1.18)

     In addition to options granted to employees, during the year ended December 31, 1999, the Company issued 17,333 (as adjusted for split) options to outside consultants. The options were issued to satisfy the Company's obligations for prior services performed. The options were valued in accordance with SFAS No. 123 based on the fair value of the services performed. For some of these options, the fair value of the options issued was used instead if it was more reliably measurable than the fair value of the services contributed. The options were cancelled during the year ended December 31, 2000 due to non-performance by grantees.


NOTE  L  -  FOURTH  QUARTER  ADJUSTMENTS

     As a result of the December 31, 2000 audit, the Company recorded several year-end adjustments applicable to in the quarter ended June 30, 2000. These adjustments include the $206,000 Tempus acquisition expense (see note
     D),  a  $120,000  royalty  expense for a terminated license agreements (see note I), $85,449 in interest expense and additional paid-in capital related to beneficial conversion features (see note F), and $262,032 in interest expense and additional paid-in capital in connection with induced conversion discussed in the note F. Had those adjustments been recorded in that quarter, the total net loss for the three months and the six months ended June 30, 2000 would have been $753,361 and $913,069, respectively, instead of the reported $79,880 and $239,588, respectively. This would have resulted in a net loss per share of $1.05 and $1.20 instead of $0.15 and $0.30, for the three and six months ended June 30, 2000, respectively, as adjusted for February 22, 2001 reverse stock split.