Form 10QSB
period 2001-03-31
WTAA INTERNATIONAL INC /FL/
filed 2001-05-17
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                                   -----------

     (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For  the  quarterly  period  ended  March 31, 2001

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from               to
                                               -------------     -------------

Commission  File  Number:  0-28847

                             WTAA INTERNATIONAL, INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 9, 2001 the registrant had issued and outstanding 1,518,524 shares of common stock.

Transitional  Small  Business  Disclosure  Format  (check  one);  YES ( ) NO (X)

                                  PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                                      Page Number

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

Condensed Consolidated Balance Sheets at March 31 2001 (Unaudited) and December 31,
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2

Condensed Consolidated Statements of Operations for the Three Months
Ended March 31 2001 and March 31, 2000 (Unaudited) . . . . . . . . . . . . . . . . .       3

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31 2001 and March 31, 2000 (Unaudited). . . . . . . . . . . . . .       4

Notes to Unaudited Condensed Consolidated Financial Statements . . . . . . . . . . .       6

                                 WTAA International, Inc.
                                 CONDENSED BALANCE SHEETS

                                          ASSETS


                                                              March 31,     December 31,
                                                                 2001           2000
                                                             (unaudited)
                                                             ------------  --------------
CURRENT ASSETS
  Cash                                                       $   411,755   $     202,699
  Accounts receivable - trade                                        118             118
  Inventory                                                       21,404          21,404
  Note receivable- current portion                               117,647               -
  Prepaid royalty and license fees                                79,148         103,753
  Prepaid expenses and other current assets                       50,450          38,958
                                                             ------------  --------------

      Total current assets                                       680,522         366,932

NOTE RECEIVABLE, net of current portion                          382,353               -

ACQUISITION ADVANCES AND DEPOSITS                                281,000         250,000
                                                             ------------  --------------

      Total assets                                           $ 1,343,875   $     616,932
                                                             ============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $    83,446   $     121,884
  Royalty and license fees payable                               215,000         240,000
  Note payable                                                   600,000               -
  Related party demand note payable                                1,350           1,350
                                                             ------------  --------------

      Total current liabilities                                  899,796         363,234

STOCKHOLDERS' EQUITY
  Preferred stock                                                  3,000           3,000
  Common stock - $.001 par value; 3,333,333 shares authorized      1,312             918
  Common stock subscribed                                        670,000         630,194
  Additional paid-in capital                                   2,025,085       1,725,285
  Accumulated deficit                                         (2,255,318)     (2,105,699)
                                                             ------------  --------------

      Total stockholders' equity                                 444,079         253,698
                                                             ------------  --------------

      Total liabilities and stockholders' equity             $ 1,343,875   $     616,932
                                                             ============  ==============

The  accompanying  notes  are  an  integral  part  of  these  statements.

                            WTAA International, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                          For the three months ended
                                            March 31,    March 31,
                                              2001         2000
                                           -----------  -----------
REVENUES                                   $        -   $   34,281

COST OF GOODS SOLD                                  -       45,033
                                           -----------  -----------

GROSS LOSS ON SALES                                 -      (10,752)

OPERATING EXPENSES
  Royalty and license fees                     24,605       39,911
  General and administrative expenses         123,893      138,288
                                           -----------  -----------

     Total operating expenses                 148,498      178,199
                                           -----------  -----------

OPERATING LOSS                               (148,498)    (188,951)

OTHER (INCOME) EXPENSES
  Interest                                      4,455       27,077
  Other, net                                   (3,333)      11,350
                                           -----------  -----------

     Total other expenses                       1,121       38,427
                                           -----------  -----------

NET LOSS                                   $ (149,619)  $ (227,378)
                                           ===========  ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED  $    (0.07)  $    (0.33)
                                           ===========  ===========

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                WTAA International, Inc.
                           CONDENSED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                              For the three months ended,
                                                                March 31,    March 31,
                                                                  2001         2000
                                                               -----------  -----------
Increase (Decrease) in Cash
Cash flows from operating activities
   Net loss                                                    $ (149,619)  $ (227,378)
   Adjustments to reconcile net loss to
     net cash used in operating activities
     Inventory write off                                                -      (11,350)
     Amortization of beneficial conversion feature                      -       19,633
     Changes in assets and liabilities
       Accounts receivable                                              -      (14,031)
       Inventories                                                      -       21,208
       Prepaid expenses and other current assets                  (11,492)       2,895
       Prepaid royalties                                           24,605      (90,089)
       Accounts and related party payables                        (38,438)      94,723
       Royalty and license fees payable                           (25,000)           -
                                                               -----------  -----------

         Net cash used in operating activities                   (199,944)    (204,389)
Cash flows from investing activities
   Note receivable                                               (500,000)           -
   Acquisition deposits                                           (31,000)           -
                                                               -----------  -----------

         Net cash used in investing activities                   (531,000)           -
Cash flows from financing activities
   Proceeds from short-term obligations                           600,000            -
   Proceeds from long-term obligations                                  -      180,000
   Bank overdraft                                                       -        2,581
   Proceeds from sale of common stock and stock subscriptions     340,000            -
                                                               -----------  -----------

         Net cash provided by financing activities                940,000      182,581
                                                               -----------  -----------

Net increase in cash and cash equivalents                         209,056      (21,808)

Cash and cash equivalents at the beginning of the period          202,699       21,808
                                                               -----------  -----------

Cash and cash equivalents at the end of the period             $  411,755   $        -
                                                               ===========  ===========
Noncash disclosures:
   Cash paid for interest                                      $    4,455   $    7,444
                                                               ===========  ===========

The  accompanying  notes  are  an  integral  part  of  these  statements.

                            WTAA International, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE  1  -  FINANCIAL  STATEMENTS

The unaudited condensed financial statements of WTAA International, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, filed on May 2, 2001.


NOTE  2  -  NET  LOSS  PER  SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic loss per share were 2,014,554 and 688,632 for the three months ended March 31, 2001 and 2000, respectively. Diluted loss per share for all periods presented equaled basic loss per share due to the antidilutive effect of potentially dilutive securities. As of March 31, 2001 and 2000 the Company had 756,051 and 284,096 respectively, of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.


NOTE  3  -  MANAGEMENT  PLANS

The Company is devoting substantially all of it present efforts to reorganizing the business and pursuing strategic opportunities in order to recommence its operations. The Company has incurred recurring losses from operations and has a total accumulated stockholders' deficit of $2,255,318 as of March 31, 2001. The continued operation of the Company will require a commitment of substantial cash.

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

The Company has plans to raise between $400,000 and $1,200,000 by private placement by May 2001 from identified supportive shareholders, of which approximately $836,000 has already been raised. These funds are intended to be used to fund day-to-day operations, including a marketing program so that the Company can pursue its business plan. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the first two quarters of fiscal year 2001, management believes that the losses will continue to decrease, as less funds are expected to be used for overheads, and more funds expected to be used for marketing and business development. In addition, the contemplated acquisitions of the bottling companies (see note 6) are expected to allow the Company to decrease its future operating expenses through gaining the economies of scale.


NOTE  4  -  EQUITY  TRANSACTIONS

On February 22, 2001, the Company authorized a 15:1 reverse stock split. All references to number of shares and per share price have been adjusted to retroactively reflect the effect of this split.

As of March 31, 2001, the Company sold 3,400,000 shares of the Company's common stock for total consideration of $340,000 through a private placement.

Subsequent to March 31, 2001, the Company has sold 8,360,000 shares of the Company's common stock for total consideration of $836,000 through private placements.


NOTE  5  -  NOTE  PAYABLE

On February 1, 2001, the Company entered into a note payable with a third party to borrow $600,000 for working capital needs and to advance $500,000 under the acquisition agreements discussed in note 6. This note bears no interest and is due on June 30,2001. The note was subsequently repaid in April 2001.


NOTE  6  -  DEPOSIT  ON  INVESTMENT

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

The Company also undertook a due diligence process on the target companies in late February 2001, which indicated that the financial performance of those companies was below what was previously expected. Accordingly, management has been negotiating to restructure the acquisitions, including a deferral of the closing dates. Management believes that the deposit on investment and the advance are fully recoverable.

NOTE  7  -  CONTENGENCIES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

Results  of  Operations

Sales for the three months ended March 31, 2001 and March 31, 2000 were $ 0 and $34,281, respectively. The lower than expected sales amount is the result of the Company's inability to raise sufficient working capital to support its marketing program and finance up-front production requirements for large purchase orders.

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

The Gross Loss for the three months ended March 31, 2001 and March 31, 2000, was $ 0 and ($10,752), respectively.

Operating expenses were $148,498 and $188,951 for the three months ended March 31, 2001 and March 31, 2000, respectively. The expenses decreased due to managements commitment to lower operating costs over the previous year.

Liquidity  and  Capital  Resources

The primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the three months ended March 31, 2001, the Company raised $340,000 through the issuance of a common stock, and $600,000 through debt financing. The proceeds were used to finance continued operations and to advance $500,000 to California Bottling Company (CBC), a potential acquisition.

The Company intends to raise a minimum of $400,000 to a maximum of $1,200,000 by way of private placement to close on or around May 31, 2001. Proceeds will be received from identified supportive shareholders. To date, $836,000 has been raised. These funds are intended to be used to further the purchase of CBC and also to fund day-to-day operations, including a marketing program in order for the company to pursue its business plan. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the second quarter of fiscal year 2001, management believes that the losses will continue to decrease. Inflation has not had a significant impact on the Company's results of operations.

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


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

As of March 31, 2001, there are currently two known lawsuits or claims made against the Company.

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

Item  2.  Changes  in  Securities.

In March 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 3,400,000 restricted shares of the Company's Common Stock in exchange for $340,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.


Item  3.  Defaults  Upon  Senior  Securities

          None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None

Item  5.  Other  Information.

          In February, 2001 Randy Larson submitted his resignation from the board of directors. Larry Shaben has been appointed as a replacement for Mr. Larson.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

          Reports  on  Form  8-K

          During the quarter ended March 31, 2001 the company reported, on Form 8-K, the change in registrants independent accountant, and a 15:1 share consolidation.

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      WTAA  International,  Inc.
                                                      --------------------------
                                                             (Registrant)



                     Date:  May 15, 2001           By:  /s/  Wm.  R.  McKay
                                                      --------------------------
                                                      Wm.  R.  McKay
                                                      Chief  Executive  Officer



       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                     Date:  May 15, 2001           By:  /s/  Wm.  R.  McKay
                                                      --------------------------
                                                      Wm.  R.  McKay
                                                      Chief  Executive  Officer
                                                      and  Chairman  of  the
                                                      Board  of  Directors

                     Date:  May 15, 2001           By:  /s/  Dr. C.J. Weinstein
                                                      --------------------------
                                                      Dr.  C.J.  Weinstein
                                                      Director





                     Date:  May 15, 2001           By:  /s/  Larry  Shaben
                                                      --------------------------
                                                      Larry  Shaben
                                                      Director