Form 10KSB/A
period 2000-12-31
WTAA INTERNATIONAL INC /FL/
filed 2001-07-06
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10KSB

                                  Amendment  1

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's  8-K  12g-3  dated  May  12, 2000 is incorporated by reference into
Part  III  of  this  Report.


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

Item  3.   Legal  Proceedings

Item  4.   Submission  of  Matter  to  a  Vote  of  Security

PART  II

Item  5.   Market  for  Common  Equities  and  Related  Stockholder  Matters

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item  7.   Financial  Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART  III

Item  9   Directors,  Executive  Officers,  Promoters  and  Control  Persons.

Item  10   Executive  Compensation

Item  11.   Security  Ownership  of  Certain  Beneficial  Owners  and Management

Item  12   Certain  Relationships  and  Related  Transactions

PART  IV

ITEM  13.   Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-k

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


Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed it name to Corbett's Clear Cool Water, Inc., on August 31, 1998 to Corbett's Cool Clear Water, Inc., on October 26, 1998 to Canadian Cool Clear Water, Inc., on February 11, 1999 to Canadian Cool Clear WTAA, Inc. and finally to its current name, WTAA International, Inc. on September 24, 1999.

On May 11, 2000, the Company consummated a merger whereby it acquired 100% of the issued and outstanding common shares of Tempus, Inc. ("Tempus") for total consideration of $206,000. At the date of combination, Tempus was a dormant public shell company with no identifiable assets. As such, the transaction was considered a capital transaction rather than a business combination. The company completed a plan of merger whereby the company was merged with Tempus and the separate existence of Tempus was to cease and the company continued as the surviving corporation and retained the name "WTAA International, Inc.".

     Licenses

In March, 1999, the Company entered into a license agreement for the use of licensed material on the labels of bottled water. This agreement expires in December, 2001, and requires the payment of royalties on the sales of the licensed product at a rate of 6.0% of net sales. This agreement can be extended at the request of the Company. As of December, 31, 2000, no sales of licensed product have occurred and no royalties have been paid or accrued.

During the fiscal year 2000, the Company entered into various license agreements with a production studio that expire December 31, 2000 through December 31, 2001 through December 31, 2002. These agreements require the payment of royalties in the amount of the greater of 5% to 6% of the wholesale standard price or a minimum annual guarantee of $175,000, $25,000 and $30,000 in 2000, 2001 and 2002
respectively. The agreements also require the Company to spend a minimum of 7.5% of the sale revenues on marketing programs as well as outline target marketing and shipment dates, none of which have been met by the Company. During the year ended December 31, 2000, the company paid $95,000 under the aforementioned agreements and accrued the remaining $80,000 of the license fees due in 2000 in the accompanying financial statements.

During the fiscal year 2000, licensors terminated two agreements, originally entered into during calendar year 1999, as a result of the Company's nonperformance. In connection with these terminations, the Company expensed $150,000 representing previously capitalized royalty and license fees. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination. As of December 31, 2000, royalty and license fees payable include $160,000 due under these terminated agreements.

     Agency  Agreement

In March, 1999, the Company entered into a promotional assistance contract scheduled to expire in December 2003. Under this agreement, an agent hired by the Company was to provide services related to obtaining and managing athlete endorsements on the company's products. The agreement called for a fee computed as the greater of 6% of net sales or a minimum payment of $25,000, $50,000, $100,000, $150,000 and $150,000 in 1999, 2000, 2001, 2002 and 2003,
respectively. The Company executed this Agreement; however, the other party did not. The other party performed no services to the Company and the Company has not made any payments nor accrued any liabilities to the agent. This Agreement has effectively been terminated.

     Deposit  of  Investment

In October, 2000, the Company executed letters of intent to acquire two bottling companies and invest in a third, for a total consideration of $4,680,000. All three companies are controlled by one the Company's former directors. The purchase price is subject to adjustment upon the completion of standard due diligence conducted by the Company. Any potential increase to the purchase price is to satisfied through an issuance of the Company's common stock. A cash payment of $4,180,000 was due on or before December 15, 2000 of which the Company advanced $250,000. In addition, the Company was to advance $500,000 that would be collateralized by short term notes receivable. No funds were advanced as of December 31, 2000.

Subsequent to the fiscal year end, in January, 2001, the company paid $31,000 to extend its right to acquire equity interests in the three bottling companies. On February 9, 2001, the company made a standard commercial loan in the amount of $500,000, which funds were used to purchase equipment and upgrade the production facility. These loans bear interest at 8% and require monthly repayments of interest, commencing on March 9, 2001, and principal, commencing on May 9, 2001. Interest payments are up-to-date and paid as agreed. These loans are secured by a lien on machinery acquired with the aforementioned advances.

The due diligence conducted on the target companies in February, 2001 indicated that the financial performance of the target companies was below what was previously expected. Accordingly, management have been negotiating with the vendors to restructure the acquisitions, including a deferral of the closing dates.


     b)   Description  of  Business

     WTAA brings the concept of licensed products, images and logos to the small bottled water industry rather than spending millions of dollars and years of time building a national brand, WTAA uses icons and images that are recognized universally, combined with co-packaging agreements to serve markets coast-to-coast in a timely manner.

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

     c)   Products

     Small  Packages:  Licensing,  Custom  Label  &  Branded  Products

Major players, such as Perrier, Evian, Naya, Coke, Pepsi, and Suntory, are investing heavily in brand equity to promote their water products in world markets. Rather than competing directly with the multinational players, WTAA's strategy is to address niche markets, using unique licensed images and customized packaging designs, and a variety of advertising and promotional programs.

The initial points of differentiation begin with what the Company believes to be a different approach to the branding of its product. On an presentation basis, the Company intends to position itself as a "non-brand" oriented organization, opening the doors for a variety of distinctive, specialized marketing and sales programs which utilize entertaining images and customized labeling programs, that always incorporate the Company's brand name in the design, allowing the customer to take ownership of the various programs that all fall within its brand strategy.

The Company's strategy of using licensed images and intellectual property on its bottled water products and collateral advertising materials is an innovative approach and provides the Company with the ability to enter into the $120.0 billion/year licensing market, as opposed to the $4.3 billion/year bottled water industry. Recognition of the Company's various licensed images provides it with brand name appeal, without the time and expense of developing it on its own. WTAA intends to follow a program of owning and managing numerous licenses and properties so as to provide retailers and customers with a variety of familiar images from which to chose. While no single license or image will appeal to everyone, most people have a favorite sports team, movie, television program, or entertainment property that they prefer. WTAA is applying the multi-licensing approach to the bottled water industry, which, up to this time, has under-utilized this method of marketing products.

The Company's primary vehicle of displaying its brand name in the marketplace will be by association with its licensed products and thereafter, through slow methodical subliminal suggestion. On all of the Company's product and in all advertising and promotional material, the WTAA logo will be clearly positioned to inform the consumer of who manufactures the product and the Company that stands behind it. The Company's logo or button has been carefully designed to attract attention and portray the unique image of WTAA.


     d)   Distribution

An important aspect of the Company's business strategy, is its ability to utilize its national distribution network to implement its licensing and custom label niche marketing strategies as a means of building the Company's brand equity in WTAA, i.e. each custom label features the "WTAA Button", much like the familiar "Intel Inside", or the "Dolby Sound" button. Therefore, its products and programs must be distinctive so as to attract attention in the marketplace. As a method of developing that distinction, the Company is targeting those areas of the market that are currently being ignored, by relying on unique packaging and advertising developed in cooperation with the Company's retail partners and "home and office" customers.

The North American market will be opened with the small package products and the "home and office" acquisition program will be concentrated in the Southwestern United States, and Western Canada.

The Company has positioned itself to take timely advantage of a number of strategic opportunities in partnership with selected national retailers and restaurant groups, who have agreed to carry various Company products and packages.

The marketing support and distribution of the small package products will be based on the exploitation of an existing broker/distributor network, activated for the purposes of ensuring that the products find their way into the hands of the consumer.

The Company's research into the existing small package beverage network, and the experience of its management team, has indicated that opportunities for rapid expansion and distribution of bottled water products is best accomplished through the use of specific brokers and category distributors. Most regional bottled water operators fail to take the time necessary to understand the advantages presented by this network of brokers and distributors and are therefore unwilling or unable to take advantage of this pre-existing network.

The ability to utilize and work with this pre-existing network of brokers and distributors requires a clear understanding of the characteristics of the Company's primary customers. An important component to any successful product-based business, and certainly to a commodity-based business, such as bottled water, which is both heavy and bulky, is the distribution system.

The Company recognizes the significance of building, maintaining and supporting its distributor network which is the Company's primary client. Therefore, the Company's sales and administrative support programs have been designed to ensure the success of that network by promoting high inventory turnover.

The brokers' role is to provide field support directly to the distributors and to facilitate the flow of communication between the Company and its distribution network.

     e)   Production

Initially, the Company plans to produce its small packaged products through co-packing arrangements with a variety of bottled water producers. Given the abundance of small companies who are producing at levels well below their capacity, WTAA has been successful in negotiating attractive co-packing fees. The advantage of this approach is that it gives the Company production in different parts of the country, thereby supporting WTAA's national distribution system. Arrangements are in place in Southern California, Grand Rapids, Michigan, Phoenix, Arizona, Dothan, Alabama, and Calgary, Alberta. Other co-packing relationships will be added on an as-needed basis.

Over time, the Company plans to establish its own manufacturing facilities for both the small packaged products and the big bottle program. Ideally, such acquisition targets would encompass both small package and big bottle production. The advantages include lower cost production, quality control and a benchmark against which to compare other co-packing arrangements.


     f)  Industry  Information.

     The bottled water industry has experienced rapid growth over the last decade due to two major trends: rising concern about the safety of tap water and a general shift in the beverage market toward healthier, low calorie, non-alcoholic products. This trend continues. The North American bottled water market is currently a $6 billion market and, with a 1999 annual growth rate of 14%, is the fastest growing segment of the beverage industry. Other numbers, according to Beverage Marketing Corporation of New York, show bottled water growth in the fourth quarter of 1999 at 35.5%. Management believes that the market in North America is still far from saturated, as domestic per capita consumption of bottled water is only a fraction of European consumption. The industry is also extremely fragmented, with the top 10 brands accounting for only 45% of total industry sales. Industry analysts predict that bottled water sales in the United States will reach $7 billion by the year 2001. The United Kingdom and other European Union countries are also major consumers of bottled water, with per capita consumption in such countries as Germany, France and Italy being five to six times higher than that in Canada. Further market opportunities exist in Japan and other Asian countries. At the same time, the bottled water industry is highly competitive. There are hundreds of water bottlers, many of which operate on a regional basis due to relatively high transport costs. For a major portion of the market, competition on price is important. However, there are products positioned at the high end of the market that successfully receive a price premium. "WTAA Water" is positioned here, as an ultra premium product, capitalizing on its ability to provide the unique experience of drinking purified water with a recognizable and unique label, through its licensing program.


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

     h)   Governmental  Regulation;  Quality  Control.


The bottled water industry is highly regulated both in the United States and abroad. Various State and Federal regulations, designed to ensure the quality of the product and the truthfulness of its marketing claims, require the Company to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of the Company's water source by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals).

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


Employees

The Company has two full time employees in its Vancouver, BC Canada offices and engages consultants on an as needed basis.

Risk  Factors

The bottled water industry is highly regulated both in the United States and abroad. Various State and Federal regulations require the Company to monitor each aspect of its production process, including its water source, bottling operations and packaging and labeling practices. The Environmental Protection Agency requires a yearly analysis of the Company's water source by a certified laboratory with respect to a comprehensive list of contaminants (including herbicides, pesticides, volatile chemicals and trace metals). There is no assurance that the regulation process will not change and result in an unfavorable ruling toward the Company and its products.

The Company is subject to regulation by the Food and Drug Administration (the "FDA"), which regulates the Company's packaging and labeling practices. The Company must also meet the requirements of foreign regulatory agencies in order to import and sell its product into other countries. These requirements are generally similar to, and in certain respects more stringent than, U.S. regulations. The Company believes that it is in compliance with applicable regulations in all foreign territories where it currently markets its product. There is no assurance that the regulation processes of the FDA and other foreign agencies will not change and result in an unfavorable ruling toward the Company and its products.

The Company needs to secure additional working capital in order to carry out our business plan. The Company also needs to secure all levels of management to manage, and employees to effect that model. The Company will need to secure distributors and suppliers for our products, and will need to further develop our license program. Finally, the Company needs to market that program. Failure to accomplish any of these tasks is a risk that may adverslyadversely effect the business model.

Failure to meet applicable regulations in U.S. or foreign markets could lead to costly recalls, loss of certification to market product or, even in the absence of governmental action, to loss of revenue as a result of adverse market reaction to negative publicity.

Proposed  Activities

The Company recently secured $1,226,000 by way of private placement. The Company will evaluate the current business model and determine if it should be enhanced, changed or if a new business model will be undertaken.

ITEM  2.   DESCRIPTION  OF  PROPERTY

     The Company's principal business address is located at 1027 South Rainbow Blvd. Suite 391 Las Vegas, Nevada, 89145-6232, although that address is a mail-box only. The Company's maintains a small satellite office at 638 Millbank Vancouver, BC Canada V5Z 4B7. The combined rent paid by the Company on these premises is $2,000 per month.


ITEM  3.   LEGAL  PROCEEDINGS

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

   1999       High     Low
-----------  -------  ------
1st Quarter
2nd Quarter
3rd Quarter
4th Quarter  15.00    6.5625
       2000   High.    Low
1st Quarter  43.125.    7.50
-----------  -------  ------
2nd Quarter  15.9375   1.641
3rd Quarter  11.9535   2.343
4th Quarter  8.4375.  0.9375

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

     (d)  Transfer  Agent.

     The Transfer Agent for the Company's Common Stock is Silver State Registrar 3541 Summer Estates Circle, Salt Lake City, Utah 84121.

     (e)  Recent  Sales  of  Unregistered  Securities

     In June, 1998 the Company issued 1,667 free trading common shares to 25 FOUNDING shareholders for a total consideration of $500.

     In June of 1998, the Company issued 65,000 restricted common shares to three shareholders in consideration of $4,500. These shares were issued under Reg. D 504 and were affixed with a "144" legend and became free trading in June, 2000.

     In December 1998 the Company issued 533,333 common shares by way of an Initial Offering Memorandum to eight investors in exchange for $8,000. Two shareholders were affiliates under this Offering and their share were issued with the appropriate restrictions. All other investors in the Offering received free trading shares.

     In January, 1999, the Company issued 1,467 restricted common shares by way of a private placement under Reg. D. 504 to one investor in exchange for $66,000 or $45.00 per Share which proceeds were intended to fund the Company's immediate working capital needs.

     In April of 1999, the Company issued 6,732 restricted common shares by way of a private placement under Reg. D 504 to two investors in exchange for $125,224 or $18.75 per share which proceeds were proceeds were intended to fund the Company's immediate working capital needs.

     In May, 1999, the Company issued 3,704 restricted common shares by way of a private placement under Reg S. to one investor in exchange for $75,000 or $20.25 per share which proceeds were proceeds were intended to fund the Company's immediate working capital needs.

     In July, 1999, the Company issued 2,222 restricted common shares by way of a private placement under Reg. S to one investor in exchange for $50,000 or $22.50 per share which proceeds were proceeds were intended to fund the Company's immediate working capital needs.

     In September, 1999 the Company issued 3,889 restricted common shares of the Company by way of a private placement under Reg S. to one investor in exchange for $350,000 or $9.00 per share which proceeds were proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investor also received 6,667 Share Purchase Warrants convertible into an equivalent number of share of the Company's Common Stock from the date of Investment to September, 2000, at a strike price of $10.65 per Share. A finder's fee in the amount of $40,000 was paid in connection wwithwith this private placement.

     In  May,  1999  the Company issued 16,667 restricted common shares  of  the
Company   under  Reg S. to an employee in consideration for services rendered to the  Company.

     In December, 1999, the company issued an aggregate of 9,506 restricted common shares of the Company by way of a private placement under Reg. S. to one investor in exchange for $100,000 or $10.50 per share which proceeds were proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investor also received 4,762 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of Investment to December, 2000 at a strike price of $12.75. A finder's fee in the amount of $15,000 was paid in connection this private placement.

     In December, 1999, the Company issued an aggregate of 16,667 restricted common shares of the Company to a Director under Reg. S, in consideration for services rendered to the Company.

     In May 2000, the Company completed a private placement under Reg. S whereby it issued an aggregate of 49,261 restricted common shares of the Company's Common Stock in exchange for $150,000, or $3.045 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 49,261 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to May 9, 2001, at a strike price per share equal to 54% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 1, 2001 to April 30, 2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

     In May 2000, the Company completed a debt conversion under Reg. S whereby it issued an aggregate of 100,548 restricted shares of the Company's Common Stock in exchange for $205,117, or $2.04 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 100,548 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to May 30, 2001, at a strike price per share equal to 40% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 30, 2001 to April 30, 2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement

In May 2000, the Company completed a debt conversion under Reg. S whereby it issued an aggregate of 61,010 restricted shares of the Company's Common Stock in exchange for $183,031, or $3.00 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 61,010 Share Purchase Warrants convertible into 30,505 of shares of the Company's Common Stock from the date of the private placement Agreement to May 30, 2001, at a strike price per share equal to 58% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 30, 2001 to April 30, 2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In November 2000, the Company completed a private placement under Reg. S whereby it issued an aggregate of 41,667 restricted shares of the Company's Common Stock in exchange for $150,000, or $3.60 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 41,667 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to October 30, 2001, at a strike price per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from December 1, 2001 to January 31, 2003, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In November 2000, the Company completed a private placement under Reg. S whereby it issued an aggregate of 50,000 restricted shares of the Company's Common Stock in exchange for $180,000, or $3.60 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 50,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to November 30, 2001, at a strike price per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from December 1, 2001 to January 31, 2003, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In December 2000, the Company completed a private placement under Reg. S whereby it issued an aggregate of 200,000 restricted shares of the Company's Common Stock in exchange for $300,000, or $1.50 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 200,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to December 29, 2001, at a strike price per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from January 1, 2002 to February 28, 2003, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

All above proceeds were used for general working capital and operating purposes, including the lease and rental of equipment, legal, accounting and transfer agent fees, construction of the Company's data center, as well salaries to employees, directors and officers of the Company. In February, 2000 the Company issued 16,667 restricted shares under Reg. S to a director in consideration for services rendered to the Company.

     In May 2001, the Company issued 200,000 shares in the Common Stock of the Company to directors in a private placement to accredited investors in exchange for the obligations underlying Subscription Agreements dated January, 1999 wherein the directors had subscribed for 20,000 Preferred Shares, but the Preferred Shares were not subsequently designated. Conversion of the Preferred Shares did not require additional consideration, and the shares issued in satisfaction of the issuance obligation were without additional consideration. The 200,000 common shares so issued was the same number into which the Preferred Shares could have been exchanged, had the Designation been made.

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


Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carry forwards may be limited.

Contingencies

     License  and  Royalty  Agreements

In March, 1999, the Company entered into a license agreement for the use of licensed material on the labels of bottled water. This agreement expires in December, 2001, and requires the payment of royalties on the sales of the licensed product at a rate of 6.0% of net sales. This agreement can be extended at the request of the Company. As of December, 31, 2000, no sales of licensed product have occurred and no royalties have been paid or accrued.

During the fiscal year 2000, the Company entered into various license agreements with a production studio that expire December 31, 2000 through December 31, 2000 through December 31, 2002. These agreements require the payment of royalties in the amount of the greater of 5% to 6% of the wholesale standard price or a minimum annual guarantee of $175,000, $25,000 and $30,000 in 2000, 2001 and 2002
respectively. The agreements also require the Company to spend a minimum of 7.5% of the sale revenues on marketing programs as well as outline target marketing and shipment dates, none of which have been met by the Company. During the year ended December 31, 2000, the company paid $95,000 under the aforementioned agreements and accrued the remaining $80,000 of the license fees due in 2000 in the accompanying financial statements.

During the fiscal year 2000, licensors terminated two agreements, originally entered into during calendar year 1999, as a result of the Company's nonperformance. In connection with these terminations, the Company expensed $150,000 representing previously capitalized royalty and license fees. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination. As of December 31, 2000, royalty and license fees payable include $160,000 due under these terminated agreements.

     Agency  Agreement

In March, 1999, the Company entered into a promotional assistance contract scheduled to expire in December 2003. Under this agreement, an agent hired by the Company was to provide services related to obtaining and managing athlete endorsements on the company's products. The agreement called for a fee computed as the greater of 6% of net sales or a minimum payment of $25,000, $50,000, $100,000, $150,000 and $150,000 in 1999, 2000, 2001, 2002 and 2003,
respectively. The Company executed this Agreement; however, the other party did not. The other party performed no services to the Company and the Company has not made any payments nor accrued any liabilities to the agent. This Agreement has effectively been terminated

     Deposit  of  Investment

In October, 2000, the Company executed letters of intent to acquire two bottling companies and invest in a third, for a total consideration of $4,680,000. All three companies are controlled by one the Company's former directors. The purchase price is subject to adjustment upon the completion of standard due diligence conducted by the Company. Any potential increase to the purchase price is to satisfied through an issuance of the Company's common stock. A cash payment of $4,180,000 was due on or before December 15, 2000 of which the Company advanced $250,000. In addition, the Company was to advance $500,000 that would be collateralized by short term notes receivable. No funds were advanced as of December 31, 2000.

Subsequent to the fiscal year end, in January, 2001, the company paid $31,000 to extend it right to acquire equity interests in the three bottling companies. On February 9, 2001, the company advanced $500,000 as required under the original letters of intent. These advances bear interest at 8% and require monthly repayments of interest, commencing on March 9, 2001, and principal, commencing on May 9, 2001. These advances are secured by a lien on machinery acquired with the aforementioned advances.

The due diligence conducted on the target companies in February, 2001 indicated that the financial performance of the target companies was below what was previously expected. Accordingly, management have been negotiating with the vendors to restructure the acquisitions, including a deferral of the closing dates.


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


ITEM  7.  FINANCIAL  STATEMENTS

The  financial statements and supplementary data to be provided pursuant to this
Item  8  are  included  under  Item  14  of  this  report.


ITEM  8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS

     On January 15, 2001, the Company accepted the resignation of Amisano Hanson ("Amisano") as its principal independent accountants and engaged Grant Thornton LLP ("GT") as its new principal independent accountants to audit the Company's financial statements. The decision to change accountants was recommended and unanimously approved by the audit committee of the Board of Directors of the Company.


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

                                    PART III


ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS

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

Name                   Position(s) Held  Term as Director Expires
---------------------  ----------------  ------------------------
Wm. R. McKay (P.Eng.)  Chairman/CEO                          2001
Dr. C.J. Weinstein     Director                              2001
Larry Shaben           Director                              2001

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

Mr.  McKay  and  Mr.  Shaben  are  members  of  the  audit  committee.

Wm.  R.  McKay

     Wm. R. McKay (P.ENG.), 65, is a petroleum-engineering graduate from the University of Oklahoma. Mr. McKay has served as a board member to a number of organizations including the BC Science and Research Council, Westac Transportation Advisory Council, the Calgary Stampeders Football Club, the Canadian Football League, and Discovery Park. Since 1991, Mr. McKay has been the Chairman and CEO of Jupiter Capital Ventures Inc., a Vancouver-based corporate finance company. He has been the Chairman and CEO of the Company since January of 1999.


Dr.  C.J.  Weinstein

     Dr. C. J. Weinstein, Director is a researcher and social psychologist active in the private and public sector. Dr. Weinstein is an Executive Director and board Member of the Monterey Center for Contemporary Medicine, a holistic medical provider group. He is also President and Founder of Innerquest, a consulting firm in business management and training for industry. He is Consulting Rabbi for Congregational Bnai Torah in Monterey, California. Dr. Weinstein is past President of the Image Institute of Santa Monica.

Dr. Weinstein graduated with honors from the School of Education at the University of Buffalo, continued graduate work at Wayne University, Detroit, Michigan and the Graduate School of Sociology at the University of Southern California. He holds a Master's degree in Theology and a Doctorate in Social Psychology. Dr. Weinstein lectures at the University of Southern California and the University of California at Los Angeles.


Larry  Shaben

     Mr. Shaben is an Alberta businessman with extensive business interests and networks throughout Alberta and experience in the areas of retail and wholesale marketing. Mr. Shaben is the President of Shaben World Enterprises Ltd., which provides consulting services to the retail and distribution industries. Mr. Shaben also serves on several private boards as a director, including ATCO Power and H. J. Forest Products Inc., and has served as a director of the public companies Canadian Utilities Ltd. and Diversity Corporation.

Mr. Shaben served as a cabinet minister in the Alberta Government from 1986 to 1989. Mr. Shaben served as Minister of Economic Development and Trade and was a member of the Treasury Board and the Priorities, Finance and Co-ordination Committees. He was also chairman of the Task Force on the Co-ordination of Economic Diversification and Trade and a member of the Task Force on International Trade Negotiations. From 1982 to 1986 Mr. Shaben served as Minister of Housing with the Government of Alberta and was the Chairman of the Economic Planning & Resource Development Cabinet Committee. From 1979 to 1982 Mr. Shaben served as Minister of Utilities and Telephones with the Government of Alberta.

     Mr.  Shaben  attended  the  University  of  Alberta.


ITEM  10.   EXECUTIVE  COMPENSATION

The following table sets forth compensation paid or accrued by the Company for the period ending December 31, 2000, to the Company's officers, directors, and other key employees.

                          Annual Compensation                              Long Term Compensation

                                                                                  Securities
Name and                                                              Restricted  Underlying  LTIP Payouts
Principal Position     Year     Salary ($)     Bonus ($)    Other ($)  Stock ($)  Options/SARs    ($)    Other
Wm. R. McKay              1998            0              0          0          0             0        0      0
     Chairman/CEO         1999            0              0          0    150,000        13,333        0      0
                          1999            0              0          0    175,000        23,333        0      0
                          2000            0              0          0          0     133,333(1)          2,000
                          2000            0              0          0    120,000        40,000        0      0
Randy Larson              1998            0              0          0          0             0        0      0
     CFO, Director        1999            0              0          0     75,000         6,667        0      0
                          1999            0              0          0    125,000        16,667        0      0
                          2000            0              0          0          0      66,667(1)          1,000
                          2000            0              0          0     80,000        26,667        0      0
Steve Nickolas            1999      102,342              0          0        250        16,667        0      0
    Chief
Marketing                 1999            0              0          0     75,000         1,000        0      0
     Officer              2000       12,500              0          0          0             0        0      0

Dr. C.J. Weinstein        1998            0              0          0          0             0        0      0
Director                  1999            0              0      6,000     50,000         6,667        0      0
                          1999            0              0          0     56,250         4,667        0      0
                          2000            0              0      6,899    -60,000        20,000        0      0
Robert Mueller            1998            0              0          0          0             0        0      0
Director                  1999            0              0          0          0             0        0      0
                          2000            0              0          0     80,000        26,667        0      0
                          2000            0              0          0          0       6,667(2)       0      0

     (1) In January 1999, the Board authorized the sale of Series A preferred stock to two of the company's directors for $3,000. At the option of the holder, the preferred stock was convertible through January 31, 2004, into ten shares of common stock for each one share of preferred stock. In December 2000, the stockholders elected to convert all of their preferred shares into the Company's common stock. As a result of this conversion, the Company was obliged to issue 200,000 common stock shares (post split). Subsequently it was determined that the preferred shares had not been properly designated in the articles of incorporation and filed with the State of Florida. Therefore, these preferred shares have been presented as subscribed in the accompanying financial statements. On April 25, 2001, the board of Directors authorized 200,000 common shares be issued in full settlement of this obligation.
     (2) The Company placed 6,667 shares of common stock to be issued upon the acquisition of California Bottled Water Corporation, in consideration for future services to be provided in connection with the acquisition.

                                      OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                 Individual Grants

          (a)                   (b)                     (c)                       (d)                   (e)
          Name         Number of Securities   % of Total Options/SARs   Exercise or Base Price    Expiration Date
                             Underlying       Granted to Employees in           ($/Sh)
                       Options/SARs Granted        Fiscal Year
                                #
---------------------  ---------------------  ------------------------  ------------------------  ----------------
William R. McKay,                     40,000                    35.29%  $                   3.00  May 30, 2005
CEO, President,
Chairman

Randy Larson, former                  26,666                    23.53%  $                   3.00  May 30, 2005
Director

Dr. C.J. Weinstein                    20,000                    17.65%  $                   3.00  May 30, 2005

Robert Mueller                        26,666                    23.53%  $                   3.00  May 30, 2005

          AGGREGATE OPPTIONOPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
          --------------------------------------------------------------------------------------

(a)                            (b)                (c)                   (d)                     (e)
          Name         Shares Acquired on   Value Realized     Number of Securities         Value of
                            Exercise                          Underlying Unexercised     Unexercised In-
                                                             Options/SARs at FY-end (#)    the-Money
                                                             Exercisable/Unexercisable    Options/SARs
                                                                                          at FY-End ($)
                                                                                         Exercisable/Un
                                                                                          exercisable
---------------------  -------------------  ---------------  --------------------------  -----------------
William R. McKay,                                                                40,000  $         120,000
CEO, President,
Chairman

Randy Larson, former                                                             26,666  $          79,998
Director

Dr. C.J. Weinstein                                                               20,000  $          60,000

Robert Mueller                                                                   26,666  $          79,998


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

     The company has elected to provide certain indemnification provisions to Officer and Directors with respect to actions or omissions in their duties.

Compliance  Issues

     Mr. Wm. R. McKay filed his Forms 3 and 4 on February 26, 2001. A Form Three was due on May 21, 2000. The Form three was required due to the Company becoming a reporting issuer.

     Mr. Randy Larson, the former CFO, President and a Director, filed his Forms 3 and 4 on February 26, 2001. These Forms was due on May 21, 2000. The Form Three was required due to the Company becoming a reporting issuer.

     Robert Mueller, a former Director filed his Form 3 on February 26, 2001. This form was due on May 21, 2001. The Form Three was required due to the Company becoming a reporting issuer.

     Dr. C.J. Weinstein, a Director filed his Form 3 on February 26, 2001. This form was due on May 21, 2001. The Form Three was required due to the Company becoming a reporting issuer.


Related  Parties

     The Company's operates a satellite office in Vancouver BC through Jupiter Capital Ventures, which the Chairman and CEO has controlling interest in. There is an agreement between Jupiter Capital Ventures and the Company to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services.

The Company shares as receptionist and the services of a controller with Jupiter Capital Ventures in the Vancouver office.

ITEM  11.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

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

Title of       Name and address       Amount and nature   Percentage
Class           of beneficial           of beneficial      of Class
                    Owner               ownership (1)
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


ITEM  12.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company's operates a satellite office in Vancouver BC through Jupiter Capital Ventures, which the Chairman and CEO has controlling interest in. There is an agreement between Jupiter Capital Ventures and the Company to reimburse Jupiter Capital Ventures for operating expenses.

Please see Items 1 and 10 with respect to issuances of securities for services rendered by employees and directors and issuances of securities to directors in exchange for subscriptions for preferred shares.


PART  IV

Item  13.  Exhibits,  Financial  Statement  Schedules,  and Reports on Form 8-K.


Documents  filed  as  a  part  of  this  Report.

     (1)  Financial  Statements:
          Report of Independent Certified Public Accountants 2000. . . . .   F-1
          Report of Independent Certified Public Accountants 1999. . . . .   F-2
          Balance  Sheets. . . . . . . . . . . . . . . . . . . . . . . . .   F-3
          Statements  of  Operations . . . . . . . . . . . . . . . . . . .   F-4
          Statements  of  Stockholders'  Equity. . . . . . . . . . . . . .   F-5
          Statements  of  Cash  Flows. . . . . . . . . . . . . . . . . . .   F-6
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

                                                    WTAA  International,  INC.
                                                         -----------------
                                                           (Registrant)



                                                      /s/  Wm.  R.  McKay
Date:  April  27,  2001                         By:  ---------------------------
                                                      Wm.  R.  McKay
                                                      Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                      /s/  Wm.  R.  McKay
          Date:  April  27,  2001               By:  ---------------------------
                                                      Wm.  R.  McKay
                                                      Chief  Executive  Officer
                                                      and  Chairman  of  the
                                                      Board  of  Directors




                                                      /s/  Dr.  C.J.  Weinstein
          Date:  April  27,  2001               By:  ---------------------------
                                                      Dr.  C.J.  Weinstein
                                                      Director




                                                      /s/  Larry  Shaben
          Date:  April  27,  2001               By:  ---------------------------
                                                      Larry  Shaben
                                                      Director