Form 10QSB
period 2001-06-30
WTAA INTERNATIONAL INC /FL/
filed 2001-08-14
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                                   -----------

     (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For  the  quarterly  period  ended  June  30,  2001

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For  the  transition  period  from ___________ to ___________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 9, 2001 the registrant had issued and outstanding 14,528,524 shares of common stock.

Transitional  Small  Business  Disclosure  Format  (check  one);  YES ( ) NO (X)


                         PART I - FINANCIAL INFORMATION


                FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Quarterly Report contains various forward-looking statements and information, including (but not limited to) under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: our limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; pricing and transportation of products; marketing relationships with third party suppliers; our ability to protect our intellectual property rights; economic and political factors; risk of technological change; market acceptance of our products, our ability to raise capital, ability to secure licenses, uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and are beyond our control.

Item  1.  Financial  Statements.

INDEX  TO  FINANCIAL  STATEMENTS


                                                                     Page Number


Table  of  Contents

Condensed Consolidated Balance Sheets at June 30, 2001
(Unaudited) and December 31, 2000 . . . . . . . . . . . . . . . . . . . . . .  1

Condensed Consolidated Statements of Operations for the Three and Six
Months Ended June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited). . . . .  2

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2001 (Unaudited) and June 30, 2000 (Unaudited). . . . .  3

Notes to Unaudited Condensed Consolidated Financial Statements. . . . . . . .  5

                                   WTAA International, Inc.
                                   CONDENSED BALANCE SHEETS
                                            ASSETS

                                                                    June 30,     December 31,
                                                                      2001           2000
                                                                  (unaudited)
                                                                  ------------  -------------
CURRENT ASSETS
 Cash                                                             $   363,416   $    202,699
 Accounts receivable - trade                                                -            118
 Inventory                                                                  -         21,404
 Note receivable- current portion                                     156,176              -
 Prepaid royalty and license fees                                           -        103,753
 Prepaid expenses-related party                                       151,214         38,958
                                                                  ------------  -------------

     Total current assets                                             670,806        366,932

NOTE RECEIVABLE, net of current portion                               382,353              -

ACQUISITION ADVANCES AND DEPOSITS                                           -        250,000
                                                                  ------------  -------------

     Total assets                                                 $ 1,053,159   $    616,932
                                                                  ============  =============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                         $   112,171   $    121,884
 Royalty and license fees payable                                     245,000        240,000
 Related party demand note payable                                      1,350          1,350
                                                                  ------------  -------------

     Total current liabilities                                        358,521        363,234

STOCKHOLDERS' EQUITY
   Preferred stock                                                          -          3,000
   Common stock - $.001 par value; 13,010,000 shares authorized         9,872            918
   Common stock subscribed                                            795,000        630,194
   Additional paid-in capital                                       2,855,525      1,725,285
   Accumulated deficit                                             (2,965,759)    (2,105,699)
                                                                  ------------  -------------
     Total stockholders' equity                                       694,638        253,698
                                                                  ------------  -------------
     Total liabilities and stockholders' equity                   $ 1,053,159   $    616,932
                                                                  ============  =============

The accompanying notes are an integral part of these statements.

                                 WTAA International, Inc.
                            CONDENSED STATEMENTS OF OPERATIONS
                                       (unaudited)


                                                 For the three             For the six
                                                 months ended              months ended
                                           ------------------------  ------------------------
                                                   June  30                 June  30,
                                              2001         2000         2001         2000
                                           -----------  -----------  -----------  -----------
REVENUES                                   $        -   $        -   $        -   $   34,281

COST OF GOODS SOLD                                  -            -            -       46,341
                                           -----------  -----------  -----------  -----------

LOSS ON SALES                                       -            -            -      (12,060)

OPERATING EXPENSES
   Royalty and license fees                   109,148       39,066      133,753       78,977
   General and administrative expenses        314,236      124,080      438,128      272,410
                                           -----------  -----------  -----------  -----------

     Total operating expenses                 423,384      163,146      571,881      351,387
                                           -----------  -----------  -----------  -----------

OPERATING LOSS                               (423,384)    (163,146)    (571,881)    (363,447)

OTHER EXPENSES
   Interest                                         -      333,777        4,455      360,854
   Other, net                                 287,057      148,672      283,724      148,672
                                           -----------  -----------  -----------  -----------

                                              287,057      482,449      288,179      509,526
                                           -----------  -----------  -----------  -----------

NET LOSS                                    ($710,441)   ($645,595)   ($860,060)   ($872,973)
                                           ===========  ===========  ===========  ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED      ($0.06)      ($0.83)      ($0.13)      ($1.19)
                                           ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these statements.

                                     WTAA International, Inc.
                                CONDENSED STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                                   For the six months ended, June 30
                                                                            2001         2000
                                                                         -----------  ----------
Increase (Decrease) in Cash
     Cash flows from operating activities
          Net loss                                                       $ (860,060)  $(872,973)
          Adjustments to reconcile net loss to
            net cash used in operating activities
Inventory write off                                                          15,959           -
Acquisition deposits write off                                              281,000           -
Write off of prepaid royalties and licenses                                 103,753           -
Amortization of beneficial conversion feature                                     -      85,449
Interest expense in connection with induced conversion                            -     262,032
Accrued interest converted to equity                                              -      16,348
Issuance of common stock for services                                             -      55,000
Changes in assets and liabilities
    Accounts receivable                                                         118       5,998
    Inventories                                                                   -       9,858
    Accrued interest                                                         (3,235)          -
    Prepaid expenses and other current assets                              (112,256)    (51,749)
    Accounts and related party payables                                      (4,268)     97,104
    Royalty and license fees payable                                          5,000      40,000
                                                                         -----------  ----------
      Net cash used in operating activities                                (573,989)   (352,933)


     Cash flows from investing activities
         Note receivable                                                   (550,000)          -
          Principal payments from note receivable                            14,706           -
         Acquisition deposits                                               (31,000)          -
                                                                         -----------  ----------
      Net cash used in investing activities                                (566,294)          -

     Cash flows from financing activities
         Proceeds from long-term obligations                                      -     180,000
         Short-term borrowings                                              600,000           -
         Payment of short-term borrowings                                  (600,000)          -
         Proceeds from sale of common stock and stock subscriptions       1,301,000     150,000
                                                                         -----------  ----------
      Net cash provided by financing activities                           1,301,000     330,000


      Net increase in cash and cash equivalents                             160,717     (22,933)
      Cash and cash equivalents at the beginning of the period              202,699      21,808
                                                                         -----------  ----------
      Cash and cash equivalents at the end of the period                 $  363,416     ($1,125)
                                                                         ===========  ==========
Non-cash disclosures:
Cash paid for interest                                                   $    4,454   $  13,373
                                                                         ===========  ==========

The accompanying notes are an integral part of these statements.

                            WTAA International, Inc.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



NOTE 1 - FINANCIAL STATEMENTS

The unaudited condensed financial statements of WTAA International, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form
10-KSB/A  of  the  Company,  filed  on  July  6,  2001.

NOTE 2 - NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic loss per share were 11,926,015 and 779,924 for the three months ended June 30, 2001 and 2000, respectively, and 6,855,136 and 734,278 for the six months ended June 30, 2001 and 2000, respectively. Because of the net loss for the three and six months ended June 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of dilutive earnings per share as their inclusion would be anti-dilutive. As of June 30, 2001 and 2000 the Company had 2,132,172 and 444,386, of potentially issuable common stock.

NOTE 3 - MANAGEMENT PLANS

The Company is devoting substantially all of its present efforts to restructure the business and pursue various strategic opportunities. On June 13, 2001, the Company announced the change of strategic focus due to difficulties, and time delays of long-standing acquisition targets. The Company undertook a due diligence process on the target companies in late February 2001, which indicated that the financial performance of those companies was below what was previously expected. As a result, the Company has since withdrawn the letters of intent, and focused on reorganizing the business.

On May 30, 2001, WTAA negotiated and signed a conditional Letter of Intent to acquire 100% of the outstanding shares of MemorEmail Corp., a technology-based provider of innovative e-marketing solutions that generate database-driven "one-to-one" advertising communications, located in Vancouver, B.CThe Company is in the process of finalizing the structure of the acquisition, and believes that this acquisition will improve the Company substantially. Currently, the expected date of closure for the acquisition is August 17, 2001.

During the six months ended June 30, 2001, the Company sold 13,010,000 shares of its voting common stock for a total consideration of $1,301,000. These funds have been used for operating expenses, and two secured loans of $500,000 to a former acquisition target, and $50,000 to MemorEmail. Additionally these funds are intended to be used to further the purchase of MemorEmail Inc. and fund day-to-day operations. The Company also intends to raise additional capital by way of private placements to support the acquisition program and support day-to-day operations.

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

During the six months ended June 30, 2001, the Company sold 13,010,000 shares of its voting common stock for total consideration of $1,301,000 through a series of private placements.

On April 11, 2001, preferred shareholders converted 300,000 shares of preferred stock into 200,000 shares of the Company's common stock .

NOTE 5 - EXPENSES DUE TO RESTRUCTURING

On June 12, 2001, the Company announced a change of business and returned the licenses to the licensors. As a result, the company recorded an additional expense of $ 103,753. As of June 30, 2001, the Company has accrued $245,000 in royalty and license fees payable, and it is currently negotiating with the licensors to reduce this liability.


NOTE 6 - ACQUISTION ADVANCES AND DEPOSITS

Various acquisition advances, and deposits were made to acquisition targets over the last two years. The Company undertook a due diligence process on the target companies in late February 2001, which indicated that the financial performance of those companies was below what was previously expected. Therefore, the Company withdrew the letters of intent, which resulted in a write off of $281,000 in acquisition deposits, which is included in Other, net in the accompanying Statements of Operations. The Company believes that a $500,000 loan previously made to the former acquisition target is fully collectible.

NOTE 7 - RELATED PARTIES

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures (Jupiter) to reimburse Jupiter for operating expenses such as rent, communications and business services, which were incurred on behalf of the Company. Jupiter is owned and operated by the Company's chairman and chief executive officer. The Company paid $225,000 to Jupiter Capital Ventures during the six months ended June 30, 2001, out of which $151,214 is considered prepaid expenses.

NOTE 8 - CONTINGENCIES

The Company is involved in a legal proceeding with a former employee who is asserting the Company breached his employment agreement. In the opinion of management, based upon advice of legal counsel, the ultimate outcome of the foregoing proceeding will not have a material impact on the Company's financial statements.

NOTE 9 - OTHER EVENTS

On June 12, 2001, the Company issued 970,000 stock options to directors, employees, and 550,000 options to consultants with an exercise price of $0.35 per share, which was above the stock's fair value on the day of grant. These stock options are for future services to be provided over a three-year period. The expense associated with options granted to consultants and earned through the end of the second quarter is immaterial to the financial statements as a whole, and thus, no expenses were recorded during the quarter ended June 30, 2001.

ITEM  2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

WTAA International Inc. has been operating within the bottled water industry commencing June 1998. A number of business achievements were realized, including being awarded contracts to supply bottled water to Canada's largest grocery store chain, and successfully negotiating exclusive licensing agreements with several motion picture studios. Throughout this period, the company's mission was to become a leader within the North American bottled water market and licensing of bottled water products. The company had developed a marketing program for distributing its license and custom label small packaged bottled water products, and had a plan to consolidate home and office bottled water companies throughout Western North America.

In February 2001, the Board reviewed its business plan, determined that it had lost momentum in securing the kind of national retail deals that the business plan called for. WTAA had been working to acquire California bottled water companies, however the due diligence process revealed lower than expected performance, and accordingly, the Board decided to abandon the acquisition and consider other alternatives.

In February 2001, the Board approved a "Plan of Reorganization" which called for an orderly series of events including a 15 to 1 reverse stock split, (News Release dated February 8, 2001); private placements of $1,301,000 to finance the company in its future business opportunities, (News Release dated May 31,
2001);  and,  the  announcement  of  a  Change  of  Business  and  a Conditional
Acquisition.  (News  Release  dated  June  13,  2001)

The new acquisition target, Memoremail Corp, has developed technologies that are intended to capture and deliver multimedia postcards combined with e-marketing systems via email, or traditional postal services. WTAA has completed its due diligence process on Memoremail Corp, and is proceeding to close the acquisition by August 17, 2001. This acquisition will provide WTAA with a sound operational base from which to build its new business endeavors.

Results  of  Operations

The Company generated no sales during the three months ended June 30, 2001 and June 30, 2000. Its sales for the six months ended June 30, 2001 and 2000 were $ 0 and $34,281, respectively. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

The Loss on Sales for the six months ended June 30, 2001 and 2000 was $ 0 and ($12,060), respectively.

Operating  expenses  were  $423,384 and $163,146 for the three months ended June
30, 2001 and June 30, 2000, respectively. Due to the Company's change in business, the Company wrote off licenses and associated costs previously used in the Company's licensed bottled water program. General and administrative expenses increased due to additional costs of financial reporting and public relations associated with being a public reporting entity.

Other expenses were $287,057 for the three months ended June 30, 2001. This expense was in relation to the Company's change in business, and preceding abandonment of the acquisition of three California bottled water companies. Management has deemed deposits to be uncollectible obliging a one-time charge. The Company believes that a $500,000 loan previously made to the former acquisition target is fully collectible.

Liquidity  and  Capital  Resources

The primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the three months ended June 30, 2001, the Company raised $961,000 through issuances of common stock. The proceeds were used to finance continued operations.

The Company intends to raise additional capital by way of private placements. These funds are intended to be used to further the purchase of Memoremail Inc. and fund day-to-day operations. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

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


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

As of June 30, 2001, there is currently one known lawsuits or claims made against the Company.

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

Item  2.  Changes  in  Securities.

In April 2001, the Company's preferred stockholders converted 300,000 of the companys preferred stock and under Reg. S Section 46 it issued an aggregate of 200,000 restricted shares of the Company's Common Stock (Post share combination).

In April 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 8,360,000 restricted shares of the Company's Common Stock in exchange for $50,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 1,250,000 restricted shares of the Company's Common Stock in exchange for $20,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.


Item  3.  Defaults  Upon  Senior  Securities

               None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

               None

Item  5.  Other  Information.

               In June, 2001 the board of directors appointed Colin Vance Campbell to act as a director. Also, on June 12, 2001 the company issued stock options to directors, employees, and consultants in the amount of 1,520,000 shares of common stock at an exercise price of $0.35 per share. These stock options are for future services to be provided by the receiving parties over a three-year period.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

         Reports  on  Form  8-K

                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WTAA International, Inc.
                                        -----------------------------
                                        (Registrant)



Date: August 9, 2001                    By: /s/  Wm.  R.  McKay
                                           -----------------------------
                                                Wm.  R.  McKay
                                                Chief Executive Officer



       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: August 9, 2001                   By: /s/  Wm.  R.  McKay
                                          ------------------------------
                                                Wm.  R.  McKay
                                                Chief Executive Officer
                                                and  Chairman  of  the
                                                Board  of  Directors



Date: August 9, 2001                   By: /s/  Dr.  C.J.  Weinstein
                                          -----------------------------
                                                Dr.  C.J.  Weinstein
                                                Director



Date: August 9, 2001                   By: /s/  Larry  Shaben
                                          -----------------------------
                                                Larry  Shaben
                                                Director