Form 10QSB
period 2001-09-30
WTAA INTERNATIONAL INC /FL/
filed 2001-11-14
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                                   -----------

    (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to _________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 29, 2001 the registrant had issued and outstanding 14,528,524 shares of common stock.

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


Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS


                                                                     Page Number


Table of Contents

Condensed Balance Sheets at September 30, 2001 (Unaudited) and
December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2001 and 2000 (Unaudited) . . . . . . . . . . . . . .    2

Condensed Statements of Cash Flows for the Nine
Months Ended September 30, 2001 and 2000 (Unaudited). . . . . . . . . . .    3

Notes to Unaudited Condensed Financial Statements . . . . . . . . . . . .    4

                             WTAA International, Inc.
                             CONDENSED BALANCE SHEETS
                                      ASSETS

                                                      Sept. 30,     December 31,
                                                         2001           2000
                                                     (unaudited)
                                                     ----------------------------
CURRENT ASSETS
  Cash                                               $   148,406   $     202,699
  Accounts receivable - trade                                  -             118
  Inventory                                                    -          21,404
  Notes receivable                                       150,000               -
  Prepaid royalty and license fees                             -         103,753
  Prepaid expenses- related party                        182,492               0
  Prepaid expenses                                        98,333          38,958
                                                     ----------------------------

        Total current assets                             579,231         366,932

ACQUISITION ADVANCES AND DEPOSITS                              -         250,000
                                                     ----------------------------

        Total assets                                 $   579,231   $     616,932
                                                     ============================

LIABILITIES AND STOCKHOLDERS'' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities           $    82,995   $     121,884
  Royalty and license fees payable                       245,000         240,000
  Related party demand note payable                        1,350           1,350
                                                     ----------------------------

        Total current liabilities                        329,345         363,234

STOCKHOLDERS'' EQUITY
    Preferred stock                                            -           3,000
    Common stock                                          14,522             918
    Common stock subscribed                              330,000         630,194
    Additional paid-in capital                         3,342,237       1,725,285
    Accumulated deficit                               (3,436,873)     (2,105,699)
                                                     ----------------------------
        Total stockholders' equity                       249,886         253,698
                                                     ----------------------------

        Total liabilities and stockholders' equity   $   579,231   $     616,932
                                                     ============================

The accompanying notes are an integral part of these statements.

                                    WTAA International, Inc.
                         CONDENSED STATEMENTS OF OPERATIONS (unaudited)


                                           For the three months ended  For the nine months ended

                                             Sept. 30,    Sept. 30,    Sept. 30,     Sept. 30,
                                               2001         2000          2001         2000
                                            ---------------------------------------------------
REVENUES                                    $        -   $        -   $         -   $   34,281

COST OF GOODS SOLD                                   -            -             -       46,341
                                            ---------------------------------------------------

LOSS ON SALES                                        -            -             -      (12,060)

OPERATING EXPENSES
    Royalty and license fees                         -       39,066       133,753      118,043
    Investor relation expenses                 236,667       39,000       436,227      122,495
    General and administrative expenses        131,702       38,404       370,270      227,319
                                            ---------------------------------------------------

        Total operating expenses               368,369      116,470       940,250      467,857
                                            ---------------------------------------------------

  OPERATING LOSS                              (368,369)    (116,470)     (940,250)    (479,917)

OTHER EXPENSES (INCOME)
    Interest                                         -          594         4,455      361,448
    Write off of acquisition deposits                -            -       281,000            -
    Loss on sale of note receivable            109,118            -       109,118            -
    Miscellaneous, net                          (6,373)           -        (3,649)     148,672
                                            ---------------------------------------------------

                                               102,745          594       390,924      510,120
                                            ---------------------------------------------------

NET LOSS                                    $ (471,114)  $ (117,064)  $(1,331,174)  $ (990,037)
                                            ===================================================

LOSS PER COMMON SHARE - BASIC AND DILUTED       ($0.03)      ($0.15)       ($0.14)      ($1.09)
                                            ===================================================

The accompanying notes are an integral part of these statements.

WTAA  International,  Inc.
CONDENSED  STATEMENTS  OF  CASH  FLOWS  (unaudited)
                                                                   For the nine months ended,
                                                                           Sept. 30
                                                                       2001          2000
                                                                   --------------------------
  Increase (Decrease) in Cash
  Cash flows from operating activities
    Net loss                                                        ($1,331,174)   ($990,037)
    Adjustments to reconcile net loss to
         net cash used in operating activities
     Loss on sale of note receivable                                    109,118            -
      Inventory write off                                                15,959            -
      Acquisition deposits write off                                    281,000            -
      Write off of prepaid royalties and licenses                       103,753       85,449
      Interest expense in connection with induced conversion                  -      262,032
      Accrued interet converted to equity                                     -       16,348
      Issuance of common stock for services                                   -       55,000
      Issuance of stock options for services                             26,362            -
      Changes in assets and liabilities
        Accounts receivable                                                 118        9,257
        Inventories                                                           -        9,857
        Accrued interest                                                 (3,235)           -
        Prepaid expenses and other current assets                      (241,867)     (52,057)
        Accounts and related party payables                             (33,444)     173,025
        Royalty and license fees payable                                  5,000       80,000
                                                                   --------------------------
          Net cash used in operating activities                      (1,068,410)    (351,126)
  Cash flows from investing activities
    Note receivable                                                    (650,000)           -
    Principal payments on note receivable                                44,117            -
    Proceeds from sale of note receivable                               350,000            -
    Acquisition deposits                                                (31,000)           -
                                                                   --------------------------
          Net cash used in investing activities                        (286,883)           -
  Cash flows from financing activities
    Proceeds from long-term obligations                                       -      180,000
    Short-term borrowings                                               600,000            -
    Payment of short-term borrowings                                   (600,000)           -
    Proceeds from sale of common stock and stock subscriptions        1,301,000      150,000
                                                                   --------------------------
          Net cash provided by financing activities                   1,301,000      330,000
                                                                   --------------------------
   Net decrease in cash and cash equivalents                            (54,293)     (21,126)
  Cash and cash equivalents at the beginning of the period              202,699       21,808
                                                                   --------------------------
  Cash and cash equivalents at the end of the period               $    148,406   $      682
                                                                   ==========================
  Noncash disclosures:
    Cash paid for interest                                         $      4,454   $   13,373
                                                                   ==========================

The accompanying notes are an integral part of these statements.

                            WTAA International, Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1 - FINANCIAL STATEMENTS

The unaudited condensed financial statements of WTAA International, Inc. (the Company or WTAA) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB/A of the Company, filed on July 6, 2001.


NOTE 2 - NET LOSS PER SHARE

Basic loss per share is based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company''s basic loss per share were 14,620,191 and 790,180 for the three months ended September 30, 2001 and 2000, respectively, and 9,501,556 and 910,666 for the nine months ended September 30, 2001 and 2000, respectively. Because of the net loss for the three and nine months ended September 30, 2001 and 2000, potentially dilutive common stock issuances were not included in the calculation of dilutive earnings per share as their inclusion would be anti-dilutive. As of September 30, 2001 and 2000, the Company had 1,598,839 and 502,482, in potentially issueable common stock.


NOTE 3 - MANAGEMENT PLANS

The Company is devoting its present efforts to re-align its business direction and enter the arena of digital communications, which it believes to be the new frontier for international marketers and advertising agencies, thus completing the Company's Plan of Re-Organization announced on February 8, 2001. The Company has also filed a Form 14C in October 2001 to initiate a name change to "Gravitas International Inc". The trading symbol will remain as "WTIN" until this process is completed, when a new symbol will be assigned.

WTAA has recently evaluated several potential acquisitions, including a previously pending share exchange agreement with Memoremail, Inc. (Memoremail) (see the June 30, 2001 Form 10Q-SB filed on August14, 2001). In September 2001, the Company's management decided not to pursue this transaction. In order to secure collection of funds previously advanced to Memoremail under several notes receivable collateralized by certain Memoremail assets, the Company has begun the process of repossessing Memoremail's equipment and securing rights to its intellectual property. The Company had previously perfected its interest in the aforementioned assets through a General Security Agreement. The process was finalized in October 2001 through necessary filings in British Columbia.

As of September 30, 2001, the Company had $150,000 in outstanding notes receivable due from Memoremail that it considers to be fully recoverable due to management's belief that the fair value of its security interest in Memoremail's assets and intellectual property is close to $150,000. Therefore, as of September 30, 2001, no allowance for doubtful accounts was recorded. The Company intends to use the aforementioned assets in its future business.

During the nine months ended September 30, 2001, the Company sold 13,010,000 shares of its voting common stock for a total consideration of $1,301,000. These funds have been used for operating expenses, and secured loans to Memoremail. These funds are intended to be used to fund day-to-day operations. The Company intends to raise additional capital by way of private placements to support the acquisition program and support day-to-day operations.

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

During the nine months ended September 30, 2001, the Company sold 13,010,000 shares of its voting common stock for total consideration of $1,301,000 through a series of private placements.

On April 11, 2001, preferred shareholders converted 300,000 shares of preferred stock into 200,000 shares of the Company's common stock .

NOTE 5 - NOTES RECEIVABLE

On February 9, 2001 the Company advanced $500,000 to a former acquisition target under secured note receivable. On August 28, 2001 the Company sold the remaining balance of the note for proceeds of $350,000, with a resulting loss of $109,118.

NOTE 6 - RELATED PARTIES
In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services, which were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company paid $332,000 to Jupiter Capital Ventures during the nine months ended September 30, 2001, out of which $182,492 is considered prepaid expenses.

NOTE 7 - CONTINGENCIES

The Company is involved in a legal proceeding with a former employee who is asserting the Company breached his employment agreement. In the opinion of management, based upon advice of legal counsel, the ultimate outcome of the foregoing proceeding will not have a material impact on the Company's financial statements.

NOTE 8 - STOCK OPTIONS

On June 12, 2001, the Company issued 1,520,000 stock options to directors, employees, and consultants with an exercise price of $0.35 per share. These stock options are for future services to be provided over a three-year period. The options vest yearly in three equal tranches and expire five years from date of grant. In August 2001, 270,000 options to a director and an employee were forfeited as a result of director's and employee's resignation. As of September 30, 2001, the expense associated with options granted and earned by third party consultants was $26,362 which is included in total general and administrative expenses.


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

In February 2001, the Board reviewed its business plan and determined that it had lost momentum in securing the kind of national retail deals that the business plan called for. WTAA had been working to acquire California Bottling Company Inc., however the due diligence process revealed lower than expected performance, and accordingly, the Board decided to abandon the acquisition and consider other alternatives.

In February 2001, the Board approved a ""Plan of Reorganization"" which called for an orderly series of events including a 15 to 1 reverse stock split, (News Release dated February 8, 2001); private placements of $1,301,000 to finance the company in its future business opportunities, (News Release dated May 31, 2001); and, the announcement of a Change of Business and a Conditional Acquisition. (News Release dated June 13, 2001)

The Company has recently looked into several potential acquisitions, one of which was Memoremail. The Company's due diligence ultimately revealed that certain technologies developed by a key supplier were not as represented. Accordingly, management decided to discontinue negotiations, and has taken possession of Memoremail's assets, including its proprietary technologies, pursuant to its secured loans.

Currently, the Company intends to gather new technologies and people to allow for the Company's shift into digital communications. The assets and technologies obtained from Memoremail are expected to be fused with new technologies to complete the Company's re-alignment into the field of digital communications, which in turn should provide the company with new sources of revenue, and help future expansion through the next business phase. Accordingly, to this the Company has also filed a Form 14C to initiate a name change to Gravitas International Inc.

Over the next quarter the company intends on devoting its time and efforts into developing new markets, and revenues from the acquired technologies. These modifications will provide WTAA with a sound operational base from which to build its new business endeavors.



Results  of  Operations

The Company generated no sales during the three months ended September 30, 2001 and September 30, 2000. Its sales for the nine months ended September 30, 2001 and 2000 were $0 and $34,281, respectively. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

The Loss on Sales for the nine months ended September 30, 2001 and 2000 was $0 and ($12,060), respectively.

Operating expenses were $368,369 and $116,470 for the three months ended September 30, 2001 and 2000, respectively. Its operating expenses for the nine months ended September 30, 2001 and 2000 were $940,250 and $467,857, respectively. General and administrative expenses increased due to additional costs of financial reporting and public relations associated with being a public reporting entity.

Total net other expenses were $102,745 and $594 for the three months ended September 30, 2001 and 2000. Other expenses for the nine months ended September 30, 2001 and 2000 were $390,924 and $510,120, respectively. The expenses for the three months ended September 30, 2001, included $109,118 loss on sale of notes receivable from California Bottling Company. The expenses for the nine months ended September 30,2001 included a $281,000 loss in relation to the Company''s change in business, and preceding abandonment of the acquisition of three California bottled water companies.

Liquidity  and  Capital  Resources

The primary source of liquidity has historically consisted of sales of equity securities and debt instruments.

The Company intends to raise additional capital by way of private placements. These funds are intended to be used to fund day-to-day operations. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

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


PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

As of September 30, 2001, there is currently one known lawsuit or claim made against the Company.

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

In April 2001, the Company's preferred stockholders converted 300,000 of the companys preferred stock and under Reg. D Section 504 it issued an aggregate of 200,000 shares of the Company's Common Stock (Post share combination).

In April 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 8,360,000 restricted shares of the Company's Common Stock in exchange for $836,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 1,250,000 restricted shares of the Company's Common Stock in exchange for $125,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.


Item  3.  Defaults  Upon  Senior  Securities

           None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

           None

Item  5.  Other  Information.

          In August 2001, William R. McKay resigned as Chairman and director. In his place Larry Shaben was appointed Chairman.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

      (a)  Index  and  Exhibits

           None.

      (b) The following reports on Form 8-K have been filed by the Company during the period covered by this report:

           None

                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     WTAA International, Inc.
                                                     ------------------------
                                                     (Registrant)


                   Date: November 9, 2001       By:  /s/ Larry Shaben
                                                     ------------------------
                                                     Larry  Shaben
                                                     Chairman/Director

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                   Date: November 9, 2001       By:  /s/  Vance  Campbell
                                                     ------------------------
                                                     Vance  Campbell
                                                     President  and  Directors




                   Date: November 9, 2001       By:  /s/  Dr.  C.J.  Weinstein
                                                     ------------------------
                                                     Dr.  C.J.  Weinstein
                                                     Director




                   Date: November 9, 2001       By:  /s/  Larry  Shaben
                                                     ------------------------
                                                     Larry  Shaben
                                                     Director and
                                                     Chairman of
                                                     Board of Directors