Form 10KSB
period 2001-12-31
GRAVITAS INTERNATIONAL INC
filed 2002-04-22
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

Commission File Number: 0-28847

                           GRAVITAS INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                        Florida               65-0260846
          -------------------------------    -------------------------
          (State or other jurisdiction of    (I.R.S. Empl. Ident. No.)
                         incorporation or organization)

        1027 South Rainbow Boulevard, Unit 391, Las Vegas, Nevada, 89145
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $12,047

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2002 was $9,958,741 based on a closing bid price of $0.720.

At February 8, 2002, 15,006,303 shares of common stock, par value $.001 per share (the registrant's only class of voting stock) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's 8-K 12g-3 dated May 12, 2000 is incorporated by reference into Part III of this Report.


                          GRAVITAS INTERNATIONAL, INC.
                                   FORM 10-KSB
                   for the fiscal year ended December 31, 2001
                                TABLE OF CONTENTS

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

PART F/S

Financial Statements

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     a) Company Background.

Gravitas International, Inc. (the "Company") was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The Company became a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed it name to Corbett's Cool Clear Water, Inc., on August 31, 1998 to Corbett's Cool Clear Water, Inc., on October 26, 1998 to Canadian Cool Clear Water, Inc., on February 11, 1999 to Canadian Cool Clear WTAA, Inc., on September 24, 1999 to WTAA International, Inc., and finally to its current name, Gravitas International, Inc. on December 6, 2001.

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

On November 14, 2001, the Company acquired 100% of the issued and outstanding common shares of Evolution Marketing Systems, Inc. ("EMSI") for total consideration of 1,500,000 common shares in Gravitas. The Company completed a plan of organization whereby EMSI became a wholly owned subsidiary, subsequently renamed Gravitas Digital Communications.

     Licenses

In March 1999, the Company entered into a license agreement for the use of licensed material on the labels of bottled water. This agreement expired in December 2001, and required the payment of royalties on the sales of the licensed product at a rate of 6.0% of net sales. This agreement can be extended at the request of the Company. As of December 31, 2001, no sales of licensed product have occurred and no royalties have been paid or accrued, and the license expired and is considered terminated.

During the fiscal year 2000, the Company entered into various license agreements with a production studio that expire December 31, 2000 through December 31, 2002. These agreements require the payment of royalties in the amount of the greatest of 5% to 6% of the wholesale standard price or a minimum annual guarantee of $175,000, $25,000 and $30,000 in 1999, 2000 and 2001 respectively.
The agreements also require the Company to spend a minimum of 7.5% of the sale revenues on marketing programs as well as outline target marketing and shipment dates, none of which have been met by the Company. During the year ended December 31, 2001, the Company accrued the remaining $30,000 of the license fees due 2002 in the accompanying financial statements.

During the fiscal year 2000, licensors terminated two agreements, originally entered into during calendar year 1999, as a result of the Company's nonperformance. In connection with these terminations, the Company expensed $150,000 representing previously capitalized royalty and license fees. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination. As of December 31, 2001, royalty and license fees payable include $160,000 due under these terminated agreements.



     Acquisition

In November 2001, the Company executed a letter of intent to acquire an interactive marketing company, for a total consideration of 1,500,000 common shares, and 750,000 warrants. On November 14, 2001 the Company acquired 100% of the issued and outstanding shares of Evolution Marketing Systems Inc(EMSI). Upon closing, Gravitas delivered to EMSI's shareholders 500,000 common shares (the "First Gravitas Shares"), and 250,000 warrants (the "First Warrants"), exercisable to purchase up to an aggregate of 250,000 common shares at $US0.75 per share at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the Closing Date. 250,000 common shares of the 1,500,000 will be registered by Gravitas, which if approved by the SEC would make those shares free trading, although subject to affiliate rules. It is envisioned that these registered shares would be allocated to the founders of EMSI. Gravitas is in the process of preparing a registration statement with respect to shares acquired under a recent private placement, and will include the EMSI shares within that application so as to expedite the process, which is anticipated to take no less than six months, although no assurances can be given in that regard.

The remaining part of the Purchase Price, namely the 1,000,000 common shares and 500,000 warrants, will be held in escrow, with such shares and warrants vesting to the vendors on the following basis;: The next 500,000 common shares (the "Second Shares") and 250,000 warrants (the "Second Warrants") on the date (the "First Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with generally accepted United States accounting principles, totals $100,000 (United States funds). The exercise price on the Second Warrants will be established at the closing price of the Purchaser on the Vesting Date, and such Second Warrants will be exercisable at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the First Vesting Date.

Then the remaining 500,000 common shares (the "Third Shares") and 250,000 warrants (the "Third Warrants") on the date (the "Second Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with generally accepted United States accounting principles, totals $200,000 (United States funds). The exercise price on the Third Warrants will be established at the closing price of the Purchaser on the Second Vesting Date, and such Second Warrants will be exercisable at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the First Vesting Date.

     Acquisition Deposits

In October 2000, the Company executed letters of intent to acquire two bottling companies and invest in a third, for a total consideration of $4,680,000. One the Company's former directors controlled all three companies. The purchase price was subject to adjustment upon the completion of standard due diligence conducted by the Company. Any potential increase to the purchase price was to satisfied through an issuance of the Company's common stock. A cash payment of $4,180,000 was due on or before December 15, 2000 of which the Company advanced $250,000. In addition, the Company was to advance $500,000 that would be collateralized by short-term notes receivable. No funds were advanced as of December 31, 2000.

Subsequent to the fiscal year ended December 31, 2000, in January 2001, the company paid $31,000 to extend its right to acquire equity interests in the three bottling companies. On February 9, 2001, the company made a standard commercial loan in the amount of $500,000, which funds were used to purchase equipment and upgrade the production facility. These loans bear interest at 8% and require monthly repayments of interest, commencing on March 9, 2001, and principal, commencing on May 9, 2001. Interest payments are up-to-date and paid as agreed. These loans are secured by a lien on machinery acquired with the aforementioned advances.

The due diligence conducted on the target companies in February 2001 indicated that the financial performance of the target companies was below what was previously expected. Accordingly, management has terminated negotiating with the vendors.


     b) Description of Business

Gravitas International Inc. is a solutions provider developing turn-key solutions for imaging companies in the event photography industry. Gravitas has a suite of products and services that allow marketers, advertisers, and companies themselves to realize the full potential of the digital photography. Gravitas has created a way for companies to convert from the analog world of event photography, to the digital world. Gravitas products help companies to increase efficiency and reduce the costs associated with analog photography.

Gravitas International Inc. also has an array of products and services that allow marketers, advertisers, and companies themselves to create much greater results from their campaigns, interact with their target markets, and increase the likelihood of future sales exponentially.

The Company helps clients hear and respond to the needs of their customers by creating an interaction and dialogue versus speaking with them. Gravitas's systems are simple. Instead of trying to guess or create something your target market is looking for, we allow the target markets to become a part of the campaign, and to tell us what it is they are looking for. Once the marketers know what their target market is looking for it is up to the companies to deliver the products or services.

     c) Products and services

     The Company has four main products and services; Digital Solutions, E-Post Greetings, Rom-IT, and E-Market-IT.

Gravitas Digital Solutions is the solution event photography has been waiting for. The Gravitas solution allows for a seamless transition between analog photography and digital photography.

Through Gravitas's e-post greetings line of products, companies actually receive the photographs, voices, and experiences of their target market, as well as an endless amount of valuable feedback. This data is collected on location at events or key locations that are designated by the marketers themselves. Once accumulated, this information is instantly compiled, profiled, and formatted into a digital postcard, or interactive commercial that is unique to every individual recipient.

To accommodate the demand for individual marketing and photography, Gravitas will market licensing agreements to companies that will in turn use agents to market the product. This Agent arrangement will ensure that Gravitas "Agents" will be there to cover any events. Kiosks are the second form of E-post Greeting data accumulators. These Kiosks will be strategically placed in key high traffic areas where they are used as promotional tools for companies. These Kiosks are able to collect thousands photographs, names, addresses, and comments per day and turn every one into an individualized keepsake that the recipients themselves have created on behalf of the sponsoring marketer.

Rom - IT is a direct mail piece that allows for unprecedented interaction and data capturing. Consumers can purchase these CD presentation pieces that are unique to others from the aspect of interaction, profiling ability, response tracking, and delivery of updateable content. Another unique option on our CD-roms is our ability to install customized programs that stay as a branding on the screen of your recipient. This branding is constantly tracked, and the information is updated as is needed.

E-Market - IT allows e-companies to purchase information to help facilitate their information needs on scale that has never been seen before. Through Gravitas's profiling and tracking systems you are delivered up to date metrics on each of your marketed recipients. You are able to track, not only who opened the message and forwarded the message, but also how the recipients responded to the message itself, how much time was spent in which areas, and which areas seemed to be avoided.

By keeping track of this information within the Gravitas system, we are able to aid in delivering sales suggestions, detailed profiles on your target demographic, and more focused information for future campaigns.


     d) Industry Information

FORRESTER RESEARCH estimates companies will spend $1.1 billion on e-mail marketing services in 2001, up from $400 million in 2000. Comparatively, sales of banner ads, buttons, sponsorships and display marketing will fall by 18 percent, down to $6 billion this year from $7.6 billion in 2000, the company predicts. A second report from research firm Gartner, expected this week, offers a more encouraging estimate of $7.9 billion in overall ad sales-down marginally from $8 billion last year, according to the Interactive Advertising Bureau (IAB), an industry trade group. Unlike Forrester's breakdown, Gartner's estimate includes revenue from classified advertising and e-mail marketing. The rapid growth in e-mail marketing has come from traditional online companies, which are increasingly choosing third parties to host their customer e-mail promotions. Companies benefiting from the trend are not Web publishers but ad and marketing companies such as Digital Impact, DoubleClick and a raft of dot-coms that run such services.

Market analysts have long predicted e-mail would become an increasingly important marketing tool for businesses. Jupiter Media Metrix estimated in a recent report that marketers will spend more on digital marketing such as e-mail and sweepstakes than on Web advertising by 2006, for a total of $19.3 billion. The IAB, which publishes annual ad sales figures in conjunction with auditor PricewaterhouseCoopers, said U.S. Web advertising sales for the first half of the 2001 equaled $3.76 billion. By that measure, if sales remained flat as some financial analysts expect, the market would be worth about $7.5 billion this year. The IAB recorded a 7.8 percent decline in sales in the first half of the year from the year-ago period. A new breed of online advertisers evolving from the dot-com bust has caused growth rates to slow but not stop. Still, the market hasn't been hit as hard as traditional advertising because it's continuing to mature. It's still a very small market, representing only 3 percent of the entire advertising industry at $250 billion annually. Traditional advertisers comprise 60 percent of the market this year and are expected to equal 72 percent next year.

Looking forward, Gartner estimates the market will be worth $18.8 billion in 2005, propelled by rich media and broadband advertising. It also reported that the landscape of advertisers will change from dot-com and technology companies to traditional advertisers such as automakers and consumer packaged goods companies by 2005. Meanwhile, Forrester predicts that in 2005 the Web advertising market will hit sales of $9.1 billion. That figure is only half of the digital marketing industry comprising e-mail and interactive TV advertising. Forrester sliced the e-mail market into two areas: customer communications and opt-in e-mail list services. Sales for list and newsletter advertising are expected to slightly increase from this year to next, reaching $220 million in 2001 and $223 million in 2002. Sales in customer communications will climb from an expected $1.1 billion in 2001 to $1.8 billion in 2002.


     e) Foreign Operations

The Company currently operates only in North America, but plans to operate in foreign markets in the future.

The Company will face significant risks as a result of its international operations which may include regulatory delays or disapprovals, exchange rate fluctuations which will make it more difficult for foreign buyers to buy the Company's services if local currencies are devalued, expenses and delays due to political instabilities, changes in local tariffs and foreign distributors failing to fulfill purchase commitments

     f) Competition

We believe we compete on the basis of our proprietary content offerings and services focused on what the customer needs are. We believe that we are differentiated relative to our competitors due to our vertical focus of providing content, community and commerce to Internet industry and information technology professionals, Web developers and experienced Internet users.

The market for Internet-based services is relatively new, intensely competitive and rapidly changing. Since the advent of commercial services on the Internet, the number of online services competing for users' attention and spending has proliferated. We expect that competition will continue to intensify. We compete with other companies, which direct a portion of their overall Web content at the Internet professional community, such as CNET, Inc. and CMP Media Inc.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products and services than we can. The number of companies competing for the attention and spending of our community of Internet users has increased and we expect it to continue to increase.


Employees

The Company has three full time employees in its Vancouver, BC Canada offices and engages consultants on an as needed basis. The subsidiary currently has ten full time employees in its Vancouver, BC Canada offices and engages consultants on an as needed basis.

Risk Factors

The Company needs to secure additional working capital in order to carry out our business plan. We also need to secure all levels of management to manage, and employees to affect that model. We will need to secure distributors and suppliers for our products, and will need to further develop our license program. Finally, we need to market that program. Failure to accomplish any of these tasks is a risk that may adversely affect the business model.

Failure to meet applicable regulations in U.S. or foreign markets could lead to costly recalls, loss of certification to market product or, even in the absence of governmental action, to loss of revenue as a result of adverse market reaction to negative publicity.



ITEM 2.  DESCRIPTION OF PROPERTY

   The Company's principal business address is located at 1027 South Rainbow Blvd. Suite 391 Las Vegas, Nevada, 89145-6232, although that address is a mailbox only. The Company's maintains a small satellite office at 638 Millbank Vancouver, BC Canada V5Z 4B7. The Company's subsidiary principal business address is located at 2610-520 Pike St. Seattle, Washington, 98101. The subsidiary maintains a satellite office at 659A Moberly Rd, Vancouver, BC Canada V5Z 4B2.

ITEM 3.  LEGAL PROCEEDINGS

As of February 15, 2002, there is currently three known lawsuit or claim made against the Company.

1. Steven Nickolas v. WTAA International, Inc. (District Court Clark County, Nevada, action # A425635, commenced October 13, 2000). Steven Nickolas a former employee of the company filed a complaint alleging that the company failed to compensate him for performance, and seeks damages of 250,000 common shares. The Company has filed a defense and counterclaim alleging that Steven Nickolas has breached the employment and the exclusivity agreements and seeks court ordered damages.

2. Starbase-1 Coffee Company, Inc. v. WTAA International, Inc. (District court Clark County, Nevada, action # A413322) in 1999, the Company entered into an agency agreement with Starbase-1 Coffee Company, Inc. ("Starbase") granting the Company the exclusive right to the manufacture, distribution and marketing of bottled water products using licensed images from the Star Trek television series. Starbase alleges that the Company has breached the agency agreement and seeks to terminate the agency agreement and unspecified damages. The Company has filed a defense and counterclaim alleging that Starbase has breached the agency agreement by engaging another firm to produce bottled water products bearing the Star Trek images and seeks a court order requiring Starbase cooperate with the Company in the manufacture, distribution and marketing of the Star Trek-branded bottled water products through Canada and the United States.

3. Madech Financial Services Inc. v. Memoremail Corp., Kevin Hayden, and WTAA International, Inc. (Vancouver, BC Canada, Vancouver Registry, action #S021150) Madech is asserting they advanced money to MemorEmail that was subject to trust conditions. There is no schedule for proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 2001, the issuer submitted a name change circular filed October 23,2001 to the Vote of its security holders. The measure was agreed upon, and the name change was completed by February 2002.

                   PART II

ITEM 5.  MARKET FOR COMMON EQUITIES AND RELATED STOCKHOLDER MATTERS

     (a) Market Price

     The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board.

     As of December 30, 2001 the Company had 77 shareholders of record of its common stock. The company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

     The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions; they also reflect the 15:1 reverse stock split.

  1999         High     Low
------------  -------  ------
1st Quarter
2nd Quarter
3rd Quarter
4th Quarter     15.00  6.5625

  2000         High     Low
-----------  --------  ------
1st Quarter    43.125.   7.50
2nd Quarter   15.9375   1.641
3rd Quarter   11.9535   2.343
4th Quarter    8.4375. 0.9375

  2001         High     Low
-----------  --------  ------
1st Quarter      0.88    0.34
2nd Quarter      0.75    0.27
3rd Quarter      0.65    0.50
4th Quarter      0.83    0.26

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

     (d) Transfer Agent.

     The Transfer Agent for the Company's Common Stock is Silver State Registrar 3541 Summer Estates Circle, Salt Lake City, Utah 84121.

     (e) Recent Sales of Unregistered Securities

     In June 1998 the Company issued 1,667 free trading common shares to 25 FOUNDING shareholders for a total consideration of $500.

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

     In January 1999, the Company issued 1,467 restricted common shares by way of a private placement under Reg. D. 504 to one investor in exchange for $66,000 or $45.00 per Share which proceeds were intended to fund the Company's immediate working capital needs.

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

     In September 1999 the Company issued 3,889 restricted common shares of the Company by way of a private placement under Reg S. to one investor in exchange for $350,000 or $9.00 per share which proceeds were proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investor also received 6,667 Share Purchase Warrants convertible into an equivalent number of share of the Company's Common Stock from the date of Investment to September, 2000, at a strike price of $10.65 per Share. A finder's fee in the amount of $40,000 was paid in connection with this private placement.

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

In March 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 3,400,000 restricted shares of the Company's Common Stock in exchange for $340,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 3,400,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to March 14, 2002, an amount of money per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from April 1, 2002 to May 31, 2003, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an aggregate of 500,000 restricted shares of the Company's Common Stock in exchange for $50,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 500,000 restricted shares of the Company's Common Stock in exchange for $50,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 500,000 restricted shares of the Company's Common Stock in exchange for $50,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 110,000 restricted shares of the Company's Common Stock in exchange for $11,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 200,000 restricted shares of the Company's Common Stock in exchange for $20,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 200,000 restricted shares of the Company's Common Stock in exchange for $20,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an aggregate of 100,000 restricted shares of the Company's Common Stock in exchange for $10,000, or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

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

     In April 2001, the Company issued 200,000 shares in the Common Stock of the Company to directors under Reg. D Section 504 for the obligations underlying Subscription Agreements dated January, 1999 wherein the directors had subscribed for 20,000 Preferred Shares, but the Preferred Shares were not subsequently designated. Conversion of the Preferred Shares did not require additional consideration, and the shares issued in satisfaction of the issuance obligation were without additional consideration. The 200,000 common shares so issued was the same number into which the Preferred Shares could have been exchanged, had the Designation been made.

     In November 2001, the Company issued 500,000 shares in the Common Stock of the Company under Reg. D Section 4(6) to 100% of the outstanding shares of Evolution Marketing Systems Inc. As part of the offering price, the shareholders also received 250,000 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's results of operations and financial position should be read in conjunction with the Selected Financial Data and the Company's financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

Results of Operations

Sales for the fiscal years ending December 31, 2001 and December 31, 2000 were $12,047 and $34,281 respectively. Sales for the fiscal years ending December 31, 2000 and December 31, 1999 were $34,281 and $134,302 respectively. The lower than expected sales amount is the result of the Company's Re-evaluating it business strategies and attempting to enter new markets.

The Company intends to incur significant costs over the next twelve months in advertising, marketing and equipment, with the majority of the expenses being incurred prior to receipt of significant revenues. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

The Gross Profit for the fiscal years ended December 31, 2001 and December 31, 2000, were $12,047 and ($13,904) and December 31, 1999 were ($11,323)
respectively.

Operating expenses were $1,997,883 and $775,638 for the years ended December 31, 2001 and December 31, 2000, respectively. Operating expenses were $642,918 for the year ended December 31, 1999. The expenses increased due to increased professional fees, write offs of various assets, in-process research and development, and increased operating costs of Gravitas Digital. Professional fees increased over the previous year due to the Company's increased public exposure.

Net Operating Losses

The Company has accumulated approximately $2,400,000 of net operating loss carry forwards as of December 31, 2001, which may be offset against future taxable income. The carry forwards begin to expire in 2011[2012 Per note J]. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards. The Company has recorded a 100% valuation allowance for the deferred tax asset arising from net operating loss carry forwards.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carry forwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carry forwards may be limited.

Contingencies

     License and Royalty Agreements

In March, 1999, the Company entered into a license agreement for the use of licensed material on the labels of bottled water. This agreement expires in December, 2001, and requires the payment of royalties on the sales of the licensed product at a rate of 6.0% of net sales. This agreement can be extended at the request of the Company, but has not been extended. As of December, 31, 2001, no sales of licensed product have occurred and no royalties have been paid or accrued.

During the fiscal year 2000, the Company entered into various license agreements with a production studio that expire December 31, 2000 through December 31, 2002. These agreements require the payment of royalties in the amount of the greatest of 5% to 6% of the wholesale standard price or a minimum annual guarantee of $175,000, $25,000 and $30,000 in 1999, 2000 and 2001 respectively.
The agreements also require the Company to spend a minimum of 7.5% of the sale revenues on marketing programs as well as outline target marketing and shipment dates, none of which have been met by the Company.

During the fiscal year 2000, licensors terminated two agreements, originally entered into during calendar year 1999, as a result of the Company's nonperformance. In connection with these terminations, the Company expensed $150,000 representing previously capitalized royalty and license fees. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination. As of December 31, 2001, royalty and license fees payable include $160,000 due under these terminated agreements.


Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. In the fiscal year ending December 31, 2001, the Company raised $1,301,000 through the issuance of a common stock, and $600,000 through short-term operational loan. The proceeds were used to finance continued operations, acquisition deposits, and to repay the operational loan.

During the fiscal year ended December 31, 2001 the Company's subsidiary became delinquent in remitting employee payroll taxes, to the amount of approximately $18,000. The Company subsidiary has currently negotiated a payment plan with Canadian Customs and Revenue Agency, and is current with its terms.

The Company has plans to raise between $500,000 and $1,500,000 by private placement by June of 2002. These funds are intended to be used to fund day-to-day operations, including a marketing program so that the company can pursue its business plan. The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Although the Company expects to have continued losses in the first quarter of fiscal year 2002, management believes that the losses will continue to decrease.

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


PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table identifies the Company's directors, executive officers and certain other key employees as of February 28, 2002. Directors are elected at the Company's annual meeting of stockholders and hold office until their successor are elected and qualified. In February 2001 Randy Larson resigned from the board. Larry Shaben was then appointed by the Board of Directors to replace Mr. Larson. In August of 2001 William McKay resigned from the board of directors, and as CEO. Vance Campbell was then appointed by the board to act as a director. Larry Shaben was then appointed to chair the board of directors. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board. The date of the Company's 2001 Annual General Meeting of Stockholders has not yet been set.

         Name          Position(s) Held    Term as Director Expires
--------------------  -------------------  ------------------------
Larry Shaben          Chairman, CEO                            2002
Dr. C.J. Weinstein    Director                                 2002
Colin Vance Campbell  Director, President                      2002


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

Mr. Shaben and Mr. Campbell are members of the audit committee.

Larry Shaben

   Mr. Shaben is an Alberta businessman with extensive business interests and networks throughout Alberta and experience in the areas of retail and wholesale marketing. Mr. Shaben is the President of Shaben World Enterprises Ltd., which provides consulting services to the retail and distribution industries. Mr. Shaben also serves on several private boards as a director, including Lawrence Developments Ltd. and ProFlex Pipe Corporation, and has served as a director of the public companies Canadian Utilities Ltd. and Diversity Corporation.

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


Colin Vance Campbell

   Mr. Campbell is a well-known businessman, entrepreneur, and community leader with a reputation for innovative, cutting-edge, and winning initiatives. For over 30 years, Mr. Campbell has owned and operated venues within the hospitality industry and has been involved in financing and operations for several projects throughout BC and Alberta. Mr. Campbell is actively involved with the business community, as co-founder and Chair of BARWATCH, Vice President of the British Columbia Cabaret Owners Association, and the Theatre Row Business Association. He also has served the industry as an active member of the following committees:
Vancouver Downtown South Redevelopment Commission, Hospitality Industry Liquor Licensing Advisory Committee, (HILLAC), The Hospitality Industry Standing Committee on Indoor Air Quality, Surich Commission on Liquor Licensing Reform, Coalition of Hospitality Organizations, and The Vogue Restoration Society.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued by the Company for the period ending December 31, 2001, to the Company's officers, directors, and other key employees.


                                     Annual Compensation                 Long Term Compensation
                                                                             Securities
Name and Principal                                             Restricted    Underlying   LTIP Payouts
Position               Year  Salary ($)  Bonus ($)  Other ($)   Stock ($)   Options/SARs       ($)       Other
Wm. R. McKay           1998           0          0          0            0             0              0      0
Chairman/CEO           1999           0          0          0     325,0000       36,6660              0      0
                       2000           0          0          0     120,0000       173,333              0      0
                       2001           0          0          0            0             0              0      0
Larry Shaben           2001           0          0          0            0       200,000              0      0
Chairman/CEO
Randy Larson           1998           0          0          0            0             0              0      0
CFO, Director          1999           0          0          0      200,000        23,334              0      0
                       2000           0          0          0       80,000        93,334              0      0
                       2001           0          0          0            0             0              0      0
Steve Nickolas         1999     102,342          0          0       75,250         1,000              0      0
Chief Marketing        2000      12,500          0          0            0             0              0      0
Officer
Dr. C.J. Weinstein     1998           0          0          0            0             0              0      0
Director               1999           0          0      6,000      106,250        11,334              0      0
                       2000           0          0      6,899      -60,000        20,000              0      0
                       2001           0          0     27,500            0       200,000              0      0
Collin Vance Campbell  2001           0          0          0            0       200,000              0      0
Director, President
Robert Mueller         1998           0          0          0            0             0              0      0
Director               1999           0          0          0            0             0              0      0
                       2000           0          0          0       55,000             0              0      0

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

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
Individual Grants


                                           Number of     % of Total
                                           Securities   Options/SARs    Exercise
                                           Underlying    Granted to     or Base
                                          Options/SARs  Employees in     Price     Expiration
Name                                        Granted      Fiscal Year     ($/Sh)       Date
----------------------------------------  ------------  -------------  ----------  ----------

Larry Shaben, Chairman/Director                200,000            27%  $     0.35   8/12/2004
Dr. C.J. Weinstein, Director                   200,000            27%  $     0.35   8/12/2004
Colin Vance Campbell, Director/President       200,000            27%  $     0.35   8/12/2004
Jason Sixsmith, Employee                       100,000            13%  $     0.35   8/12/2004
Catherine Milaire, Employee                     50,000             7%  $     0.35   8/12/2004


AGGREGATE OPPTIONOPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                   Shares               Number of Securities     Value of Unexercised In-the-
                                  Acquired             Underlying Unexercised      Money Options/SARs at FY-
                                     on      Value     Options/SARs at FY-end               End ($)
Name                              Exercise  Realized  Exercisable/Unexercisable    Exercisable/Unexecisable
--------------------------------  --------  --------  -------------------------  -----------------------------
Larry Shaben, Chairman, Director                                        200,000                         90,000
Dr. C.J. Weinstein, Director                                            226,667                          1,331
Colin Vance Campbell, Director                                          200,000                         90,000
Jason Sixsmith, Employee                                                100,000                         45,000
Catherine Milaire, Employee                                              50,000                         22,500


    All options are subject to an S8 filed on September 20,2001. Which entitles the holder of the options to exercise their options with no trading restrictions subject to the affiliate rules.

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

Compliance Issues

   Mr. Wm. R. McKay a former director/CEO filed his Forms 3, 4 and 5 on September 19, 2001. The Form Three was required due to the Company becoming a reporting issuer.

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

   Dr. C.J. Weinstein, a Director filed his Form 3, 4 and 5 on September 19, 2001. The Form Three was required due to the Company becoming a reporting issuer.




Related Parties

   The Company's operates a satellite office in Vancouver BC through Jupiter Capital Ventures, which the former Chairman and CEO has controlling interest in. There is an agreement between Jupiter Capital Ventures and the Company to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services.

The Company shares as receptionist, corporate secretary, and the services of a controller with Jupiter Capital Ventures in the Vancouver office.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   a)  Security Ownership of Certain Beneficial Owners.

   The following table sets forth the security and beneficial ownership interest for each class of equity securities known by the Company to have more than five (5%) percent of the voting securities.

Title of  Name and address              Amount and nature  Percentage
Class     of beneficial                 of beneficial      of Class (2)
          Owner                         ownership (1)
Common    Pioneer Investment Holdings.          3,730,880        23.16%
          National Cardiac Center
          S Parman Kar #87
          Slipi, Jakarta
          Indonesia

   (1) Under Rule 13(d) of the Exchange Act, shares not outstanding but subject to options, warrants, rights or conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by persons have such rights, but are not deemed outstanding for the purpose of computing the percentage for any other person.
   (2) As of February 28, 2002, there were 16,335,640 common shares outstanding. Unless otherwise noted, the security ownership disclosed is of record and beneficial.

   b)  Security Ownership of Management.

   The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and of all directors and executive officers as a group as of February 28, 2001.

Title of  Name and address           Amount and nature   Percentage
Class     of beneficial              of beneficial        of Class
          Owner                      ownership (1)
Common    Weinstein, Dr. CJ                     106,667        0.66%
          P.O. Box 115
          1 Big Sur, CA  93920

Common    Shaben, Larry                          42,690        0.27%
          207 Solar Court
          10350 124th Street
          Edmonton, Alberta T5N 3V9


   There are no arrangements that may result in change in control of the company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's operates a satellite office in Vancouver BC through Jupiter Capital Ventures, which the former Chairman and CEO has controlling interest in. There is an agreement between Jupiter Capital Ventures and the Company to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications, and business services.

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services, which were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. Jupiter Capital Ventures invoices Gravitas monthly for the costs it expends on its behalf. Gravitas has on occasion advanced these funds in anticipation that they will be used up for the operating expenses. The Company paid $432,000 to Jupiter Capital Ventures during the year ended December 31, 2001, out of which $81,384 is considered prepaid expenses.

In addition, the Gravitas International, Inc. entered into a verbal agreement with Jupiter Financial Group, another company controlled by a shareholder that require a $50,000 payment for investor relationship services. During the year, the Company paid $445,000 under this agreement.

During first quarter of the year ended December 31, 2001, the Company obtained and repaid, a $600,000 short-term non-interest bearing operation loan from one of its shareholders.

In November 2001, the Company entered into a verbal sublease agreement with Jupiter Capital Ventures to sublease an office space for its subsidiary, Gravitas Digital Communications. Under the sublease arrangement monthly payments of approximately $2,700 are remitted directly to the landlord. There is no formal expiration date on the sublease arrangement.

Please see Items 1 and 10 with respect to issuances of securities for services rendered by employees and directors and issuances of securities to directors in exchange for subscriptions for preferred shares.

PART F/S

Financial Statements

Attached herto and filed as part of this 10-KSB are the consolidated financial statements.

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board of Directors
Gravitas International, Inc.

We have audited the accompanying consolidated balance sheets of Gravitas International, Inc. and its subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gravitas International, Inc. and its subsidiary, as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,980,176 for the year ended December 31, 2001 and, as of that date, its total liabilities exceeded its total assets by $4,085,875. These factors, among others, as discussed in note B, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Seattle, Washington
February 14, 2002


                        Gravitas International, Inc. and Subsidiary

                                       BALANCE SHEETS

                                        December 31,



                                           ASSETS


                                                                     2001          2000
                                                                 ------------  ------------
CURRENT ASSETS
  Cash                                                           $    38,508   $   202,699
  Accounts receivable - trade                                         19,083           118
  Inventory                                                                -        21,404
  Prepaid royalty and license fees                                         -       103,753
  Advances to related party                                           81,385        32,379
  Prepaid expenses and other current assets                           21,194         6,579
                                                                 ------------  ------------

      Total current assets                                           160,170       366,932

PROPERTY AND EQUIPMENT, net                                           89,311             -

ACQUISITION ADVANCES AND DEPOSITS                                          -       250,000

OTHER ASSETS                                                          18,955             -
                                                                 ------------  ------------

      Total assets                                               $   268,436   $   616,932
                                                                 ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                               $   165,536   $   121,884
  Accrued liabilities                                                 24,759
  Royalty and license fees payable                                   270,000       240,000
  Related party demand note payable                                    1,350         1,350
                                                                 ------------  ------------

      Total current liabilities                                      461,645       363,234

CONVERTIBLE DEBT                                                           -             -

COMMITMENTS AND CONTINGENCIES                                              -             -

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock subscribed                                               -         3,000
  Common stock - $.001 par value; 50,000,000 shares authorized        15,022           918
  Common stock subscribed                                            330,000       630,194
  Additional paid-in capital                                       3,547,644     1,725,285
  Accumulated deficit                                             (4,085,875)   (2,105,699)
                                                                 ------------  ------------

      Total stockholders' equity (deficit)                          (193,209)      253,698
                                                                 ------------  ------------

      Total liabilities and stockholders' equity (deficit)       $   268,436   $   616,932
                                                                 ============  ============


The accompanying notes are an integral part of these statements.

                   Gravitas International, Inc. and Subsidiary

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,




                                                    2001          2000
                                                ------------  ------------
PRODUCT REVENUES, net                           $         -   $    34,281

REVENUE FROM RENTALS, net                            12,047             -
                                                ------------  ------------
                                                     12,047        34,281
                                                ------------  ------------

COST OF SALES                                             -        48,185
                                                ------------  ------------

GROSS PROFIT (LOSS) ON SALES                         12,047       (13,904)

OPERATING EXPENSES
  General, selling and administrative expenses    1,224,461       504,391
  Royalty and license fees                           55,000       271,247
  Write off acquisition deposits                    412,672             -
  In-process research and development                77,653             -
  Write off of prepaid licenses                     103,753             -
  Loss on sale of notes receivable                  109,118             -
  Inventory write off                                15,226             -
                                                ------------  ------------

      Total operating expenses                    1,997,883       775,638
                                                ------------  ------------

OPERATING LOSS                                   (1,985,836)     (789,542)

OTHER (INCOME) EXPENSES
  Interest                                            4,455       366,419
  Other, net                                        (10,115)      205,890
                                                ------------  ------------

      Total other                                    (5,660)      572,309
                                                ------------  ------------

NET LOSS                                        $(1,980,176)  $(1,361,851)
                                                ============  ============

LOSS PER COMMON SHARE - BASIC AND DILUTED       $     (0.18)  $     (1.62)
                                                ============  ============


The accompanying notes are an integral part of these statements.

                                            Gravitas International, Inc. and Subsidiary
                                            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               Year Ended December 31, 2001 and 2000



                                                  Preferred stock subscribed     Common stock           Common stock subscribed
                                                   ------------------------  -----------------------  ----------------------------
                                                     Shares       Amount       Shares      Amount       Shares         Amount
                                                   ----------  ------------  ----------  -----------  -----------  ---------------
Balance at January 1, 2000                           300,000   $     3,000      683,649  $       684       2,222   $       47,500

Issuance of common stock shares in escrow                  -             -        6,667            -           -                -

Sale of common stock for cash                              -             -       49,261           49           -                -

Issuance of common stock through debt conversions          -             -      161,558          162           -                -

Issuance of common stock for services                      -             -       20,667           21           -                -

Issuance of common stock for 1999 subscription             -             -        2,222            2      (2,222)         (47,500)

Common stock subscribed for cash                           -             -            -            -     291,667          630,000

Common stock shares subscribed                             -             -            -            -     194,444              194

Net loss for year ended December 31, 2000                  -             -            -            -           -                -
                                                   ----------  ------------  ----------  -----------  -----------  ---------------

Balance at December 31, 2000                         300,000         3,000      924,024          918     486,111          630,194

Sale of common stock for cash                              -             -   13,010,000       13,010           -                -

Issuance of common stock through                    (300,000)       (3,000)     200,000          200           -                -
  preferred stock conversion

Issuance of common stock previously subscribed to          -             -      394,444          394    (394,444)        (300,194)

Common stock options issued for services                   -             -            -            -           -                -

Common stock and warrants issued in acquisition            -             -      500,000          500           -                -

Net loss for year ended December 31, 2001                  -             -            -            -           -                -
                                                   ----------  ------------  ----------  -----------  -----------  ---------------

Balance at December 31, 2001                               -   $         -   15,028,468  $    15,022      91,667   $      330,000
                                                   ==========  ============  ==========  ===========  ===========  ===============



                                                   Additional
                                                    paid-in     Accumulated
                                                    capital       deficit        Total
                                                   ----------  -------------  ------------
Balance at January 1, 2000                         $  677,390  $   (743,654)  $   (15,080)

Issuance of common stock shares in escrow                   -             -             -

Sale of common stock for cash                         149,951             -       150,000

Issuance of common stock through debt conversions     735,467             -       735,629

Issuance of common stock for services                 114,979             -       115,000

Issuance of common stock for 1999 subscription         47,498             -             -

Common stock subscribed for cash                            -             -       630,000

Common stock shares subscribed                              -          (194)            -

Net loss for year ended December 31, 2000                   -    (1,361,851)   (1,361,851)
                                                   ----------  -------------  ------------

Balance at December 31, 2000                        1,725,285    (2,105,699)      253,698

Sale of common stock for cash                       1,287,990             -     1,301,000

Issuance of common stock through                        2,800             -             -
  preferred stock conversion

Issuance of common stock previously subscribed to     299,800             -             -

Common stock options issued for services               47,269             -        47,269

Common stock and warrants issued in acquisition       184,500             -       185,000

Net loss for year ended December 31, 2001                   -    (1,980,176)   (1,980,176)
                                                   ----------  -------------  ------------

Balance at December 31, 2001                       $3,547,644  $ (4,085,875)  $  (193,209)
                                                   ==========  =============  ============


The accompanying notes are an integral part of these statements.

                        Gravitas International, Inc. and Subsidiary
                                  STATEMENTS OF CASH FLOWS
                                   Year ended December 31,


                                                                     2001          2000
                                                                 ------------  ------------
 Increase (Decrease) in Cash
 Cash flows from operating activities
   Net loss                                                      $(1,980,176)  $(1,361,851)
   Adjustments to reconcile net loss to
        net cash used in operating activities
     Depreciation                                                      7,057             -
     Amortization of beneficial conversion feature                         -        85,449
     Interest expense in connection with induced conversion                -       262,032
     Accrued interest converted to equity                                  -        16,348
     Amortization of deferred finance charges                              -             -
     Write off acquisition deposits                                  412,672             -
     Impairment write off                                             77,653             -
     Loss on sale of notes receivable                                109,118             -
     Write off of prepaid licenses                                   103,753
     Write off of inventory                                           15,226
     Common stock and stock options issued for services               47,269       115,000
     Changes in assets and liabilities
       Accounts receivable                                           (12,386)        9,139
       Inventories                                                     6,178         9,858
       Prepaid expenses and other current assets                     (63,621)      (29,058)
       Prepaid royalties                                               3,773       (68,753)
       Accounts and related party payables                            43,652       (12,273)
       Royalty and license fees payable and accrued liabilities       51,524       240,000
                                                                 ------------  ------------

         Net cash used in operating activities                    (1,178,308)     (734,109)

 Cash flows from investing activities
   Acquisition deposits                                             (181,000)      (45,000)
   Principle payments on notes receivable                             44,117
   Notes receivable                                                 (500,000)            -
   Proceeds from sale of notes receivable                            350,000
  Borrowing from shareholder                                         600,000
  Principle payments on borrowings from shareholder                 (600,000             -
                                                                 ------------  ------------

         Net cash used in investing activities                      (286,883)      (45,000)

 Cash flows from financing activities
   Proceeds from long-term obligations, net of loan fees                   -       180,000
   Proceeds from sale of common stock and stock subscriptions      1,301,000       780,000
                                                                 ------------  ------------

         Net cash provided by financing activities                 1,301,000       960,000
                                                                 ------------  ------------

  Net increase (decrease) in cash                                   (164,191)      180,891

 Cash at the beginning of the period                                 202,699        21,808
                                                                 ------------  ------------

 Cash at the end of the period                                   $    38,508   $   202,699
                                                                 ============  ============

 Noncash disclosures:
   Cash paid for interest                                        $     4,454   $     5,934
                                                                 ============  ============
   Debt converted to equity, principal only                      $         -   $   371,800
                                                                 ============  ============
   Stock and warrants issued in connection with acquisition      $   185,000   $         -
                                                                 ============  ============


The accompanying notes are an integral part of these statements.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Gravitas International, Inc. (the Company or Gravitas) was incorporated in the State of Florida on April 17, 1991, under the name of Aarden-Bryn Enterprises, Inc. From incorporation through September 24, 1999, the Company operated under such names as Corbetts Clear Cool Water, Inc., Corbetts Cool Clear Water, Inc., Canadian Cool Clear Water, Inc., and Canadian Cool Clear WTAA, Inc. On September 24, 1999, the Company changed its name to WTAA International, Inc. On December 6, 2001, the Company changed its name to Gravitas International Inc. The Company is currently developing and marketing permission based interactive marketing systems.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1.   Principles of Consolidation
          ---------------------------

     The accompanying consolidated financial statements as of and for the year ended December 31, 2001 represent the financial position and results of operations of Gravitas International Inc. and its subsidiary Gravitas Digital Communications (see note D-1). All intercompany transactions and balances have been eliminated in consolidation.

     2.   Inventory

     Inventory is stated at the lower of cost or market and costed using the first-in-first-out method.

     3.   Revenue Recognition

     Revenues are recognized at the point of sale and are derived, primarily, from renting the Company's digital technology equipment to third party vendors

     4.   Equipment
          ---------

     Equipment is stated at cost. Depreciation is computed using straight-line method of depreciation over lives ranging from three to five years.

     5.   Proprietary Software
          --------------------

     Proprietary software represents capitalized expenditures for development of software related to ongoing efforts to refine, enrich, and improve the prototype and pre-production digital photography units. These amounts will be amortized upon product implementation over a 24-month period (estimated useful life) using the straight-line method.


     6.   Loss per Common Share
          ---------------------

     Basic loss per share is based on the weighted-average number of shares outstanding during the year. The weighted-average number of common shares outstanding was 10,854,710 for 2001 and 838,560 for 2000, post reverse split (see note C). Diluted loss per share for all periods presented equaled basic loss per share due to the antidilutive effect of potentially dilutive securities. As of December 31, 2001 and 2000, the Company had 1,307,172 and 756,051 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect. These shares are comprised of 1,276,667 and 30,505,000 and 333,332 and 422,719
     options and warrants as of December 31, 2001 and 2000, respectively. See also not D-1 for discussion of additional shares not included in computations of net loss per share and computations of net loss per share and weighted-average number of shares outstanding.

     7.   Use of Estimates
          ----------------

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

     8.   New Authoritative Accounting Pronouncements
          -------------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The statement applies the purchase method to all business combinations for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not previously been issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 will not have a material impact on the Company's consolidated financial statements.

     In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its consolidated financial statements.

     9.   Reclassifications
          -----------------

     Certain reclassifications of the prior year information have been made to conform to the current year format.


NOTE B - MANAGEMENT PLANS

     The Company is devoting substantially all of its efforts to organizing the business in order to commence its operations. The Company has incurred recurring losses from operations and has a total accumulated stockholders' deficit of $4,085,875 as of December 31, 2001. The continued operation of the Company will require a commitment of substantial cash.

     In October of 2001, the Company obtained equipment from a secured loan, which it foreclosed on from a former acquisition target. The equipment provided the Company the ability to go into the interactive marketing field. The acquisition of Evolution Marketing Systems Inc. in November 2001 (see note D-1) enabled the Company to have the manpower, and expertise to use these assets, and further the Company's new business focus. The Company intends to look to identify other acquisitions to further the Company's share value. Over the past few months, the Company has been making technological improvements to its proprietary software and plans to hold its field trials in June 2002. Pending their success, the Company foresees opportunities in future strategic alliances that would allow generating revenues from licensing and secondary marketing sources.

     However, the rate at which the Company expends it resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funds through public or private equity or debt financing. The Company will attempt to raise between $500,000 and $1,000,000 through a series of private placements by July 2002, and has already obtained a preliminary commitment for $500,000. The Company has no lines of credit available at this time. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for the success of its future operations.



NOTE C - STOCK SPLIT

     On February 22, 2001, the Company authorized a 15:1 reverse stock split. All references to number of shares and per share amounts in the financial statements for the year ended December 31, 2000 have been adjusted to retroactively reflect the effect of this split.


NOTE D - ACQUISITIONS

     1.   Evolution Marketing Systems, Inc. and Memoremail
          ------------------------------------------------

     During the year ended December 31,2001, the Company advanced $150,000 to Memoremail, Inc., as a fully secured loan, with the intent of applying such advances against then pending acquisiton. In October 2001, the Company made a decision not to pursue this acquisiton and instead took possession Memoremail's equipment, which was pledged as security for the loan.

     In November 2001, the Company executed a letter of intent to acquire an interactive marketing company, Evolution Marketing Systems Inc. (EMSI), for a total consideration of 1,500,000 common shares, and 750,000 warrants. The Company was 40% owned by the majority shareholder of Memoremail. EMSI was formed on November 5, 2001 and conducted minimal operations prior to its acquisition by the company.

     On November 15, 2001 the Company acquired 100% of the issued and outstanding shares of Evolution Marketing Systems Inc (EMSI). Upon closing, Gravitas issued 500,000 common shares (the "First Gravitas Shares"), and 250,000 warrants (the "First Warrants"), exercisable to purchase up to an aggregate of 250,000 common shares at $0.75 per share at anytime up to the second anniversary of the Closing Date.

     The remaining part of the Purchase Price, the 1,000,000 common shares and 500,000 warrants, will be held in escrow, with such shares and warrants vesting on the following basis.

     The next 500,000 common shares (the "Second Shares") and 250,000 warrants (the "Second Warrants") on the date (the "First Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with generally accepted United States accounting principles, totals $100,000. The exercise price on the Second Warrants will be established at the closing price of the Company's common stock on the Vesting Date, and the warrants will be exercisable at any time on or before the second anniversary of the First Vesting Date.

     Then the remaining 500,000 common shares (the "Third Shares") and 250,000 warrants (the "Third Warrants") on the date (the "Second Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with generally accepted United States accounting principles, totals $200,000. The exercise price on the Third Warrants will be established at the closing price of the Company's stock on the Second Vesting Date, and the warrants will be exercisable at any time on or before the second anniversary of the First Vesting Date.

     Due to contingent nature of this consideration, no adjustment was made to record issuance of 1,000,000 common stock share and such shares were not included in computations of net loss per share or statement of stockholders equity (deficit). Neither the 1,000,000 shares nor 500,000 warrants were included in computation of total purchase price.

     Due to the common ownership of two companies (EMSI and Memoremail), total consideration paid was considered to be consideration for assets acquired from both companies. Therefore, total tangible assets of both Memoremail and EMSI are included in the table presented below for the purposes of purchase price allocation. The balance of pervious advances to Memoremail that were still outstanding at the time of the consideration of EMSI acquisition ($131,672) were written off as of the date of this acquisiton.

     The acquisition was accounted for in accordance with SFAS 141 and resulted in $77,653 in acquired in-process research and development related to undeveloped imaging technology acquired from EMSI, which was expenses at the time of the acquisition.

     The purchase price was determined by valuing equity consideration issued in exchange for net assets of the acquiree. The common stock shares were valued at $0.27, the Company's closing price on the date of the acquisition, and the warrants were valued using Black Scholes pricing model and the following assumptions: risk-free rate of 3.5%, volatility of 220%, dividend rate of 0%, and contractual life of two years.

     The table below represents summary of purchase price allocation.

     Equipment                                  $ 84,669
     Miscellaneous receivable                     22,843
     Miscellaneous payable                          (165)
     In Process Research and Development          77,653

     Total consideration issued in acquisition  $185,000


     2.   California Bottling Company
          ---------------------------

     On October 19, 2000, the Company signed letters of intent to acquire two bottling companies and invest in a third bottling company, for total consideration of $4,680,000. All three companies were controlled by one of the Company's former directors. The purchase price was subject to adjustment subsequent to completion of standard due diligence procedures to be conducted by the Company. Any potential increases to the prices were to be satisfied through an issuance of the Company's common stock. A cash payment of $4,180,000 was due on or before December 15, 2000, of which the Company has paid $250,000. Additionally, the Company was to advance $500,000 that would be collateralized by short-term notes receivable. No funds were advanced as of December 31, 2000.

     On January 1, 2001, the Company paid $31,000 to extend its right to acquire equity interests in the three bottling companies. On February 9, 2001, the Company advanced $500,000 as required under the original letters of intent. The advances were to bear interest at 8% and required monthly repayments of interest, commencing on March 9, 2001, and principal, commencing on May 9, 2001. These advances were secured by a lien on machinery acquired with the aforementioned advances.

     The Company undertook a due diligence process on the target companies in late February 2001, which indicated that the financial performance of those companies was below what was previously expected. Therefore, the Company withdrew the letters of intent, which resulted in a write off of $281,000 in acquisition deposits. On August 28, 2001 the Company sold the remaining balance of the note for proceeds of $350,000, with a resulting loss of $109,118.


     3.   Tempus,  Inc.
          ------------

     On May 11, 2000, the Company entered into a purchase agreement to acquire all of the issued and outstanding stock of Tempus, Inc. (Tempus), a nonoperating Wyoming reporting corporation for total consideration of $12,300. The Company also paid $133,700 in cash and issued 200,000 shares of common stock for legal and transaction facilitation fees. The shares were valued at $60,000, which at the time of the acquisition was deemed to approximate their fair value. At the date of acquisition, Tempus was a dormant public shell company with no identifiable assets. As such the transaction was considered a capital transaction rather than a business combination. Therefore, the Company expensed the total consideration paid in connection with this transaction. The Company elected a successor status under Section 12(g)(3) of the 1934 Securities and Exchange Act and became a reporting company. Simultaneously with this transaction, Tempus was dissolved.


NOTE E - DEBT CONVERSIONS

     In July of 1999, the Company borrowed $191,800 under an 8% convertible note payable maturing July 31, 2001. The note allowed its holder to convert unpaid principal and accrued interest balances into the Company's common stock at a 20% discount from an average of closing prices of the ten trading days preceding the conversion. In addition, upon elected conversion, the holder was entitled to receive warrants convertible into the Company's common stock . The number of warrant shares will be equal to the number of shares the holder was to receive upon elected conversion of the unpaid principal and accrued interest. The warrant's strike price would be equal to the closing price of the underlying stock on the date of grant and the warrant would have a one-year life. In May 2000, the Company modified the terms of the note to allow conversion at a price equal to a 20% discount from the stock's closing price on the date of conversion. In connection with the note, the Company recorded a beneficial conversion feature of $47,949 resulting in additional interest expense in 2000. The modification of the note had no material effect on the Company's financial statements.

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

     In March 2000, the Company borrowed $180,000 under an 8% convertible promissory note maturing December 31, 2000. The note's unpaid principal and accrued interest were convertible into the Company's common stock at a price equal to a 20% discount from the conversion date's closing price. In addition, upon conversion, the holder was entitled to a common stock warrant with a strike price equal to the conversion date's closing price of the underlying stock. The warrant was exercisable into the Company's common stock shares equal to one half of the shares received upon elected conversion of the unpaid principal and accrued interest. In connection with the note, the Company recorded a $37,500 beneficial conversion feature, which resulted in additional interest expense. The note's unpaid principal and accrued interest of $180,000 and $3,031, respectively, were converted on May 31, 2000 into 61,010 common stock at a price equaling to a 20% discount from the $3.75 closing price on the date of conversion. In addition, the former debt holder received a common stock warrant with a $3.75 strike price exercisable into 30,505 shares of common stock that expires on May 31, 2002.

NOTE F - OTHER EQUITY TRANSACTIONS

     In January 1999, the Board authorized the sale of Series A preferred stock to two of the Company's directors for $3,000. At the option of the holder, the preferred stock was convertible through January 31, 2004, into ten shares of common stock for each one share of preferred stock. In December 2000, the stockholders elected to convert all of their preferred shares into 200,000 shares of the Company's common stock. Subsequently it was determined that the preferred shares had not been properly designated in the articles of incorporation and filed with the state of Florida. Therefore, these preferred shares have been presented as subscribed in the accompanying financial statements. On April 25, 2001, the Board of Directors authorized the proper designation of the preferred shares and subsequent conversion to common shares.

     In February 2000, the Company placed in escrow 6,667 common stock shares to be issued to the Company's former director upon the acquisitions discussed in note D, in consideration for future services to be provided in connection with the acquisitions.

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


NOTE G - RELATED PARTY PAYABLE

     The Company has an outstanding principal balance of $1,350 as of December 31, 2001 and 2000, for a related party payable. These were funds borrowed from a director. This borrowing bears no interest and is due on demand. Due to immateriality of the amount, the Company recorded no imputed interest on this borrowing.


NOTE H - COMMITMENTS AND CONTINGENCIES

     1.   License and Royalty Agreements
          ------------------------------

     In March 1999, the Company entered into a license agreement for the use of licensed material on the labels of bottled water. This agreement expired in December 2001, and required the payment of royalties on sales of the licensed product at a rate of 6.0% of net sales. This agreement was not extended by the Company. As of December 31, 2001, no sales of licensed product have occurred and no royalties have been paid or accrued.

     During the year ended December 31, 2000, the Company entered into various license agreements with a production studio that expired December 31, 2000 through December 31, 2002. These agreements require the payment of royalties in the amount of the greater of 5% to 6% of the wholesale standard price or a minimum annual guarantee of $175,000, $25,000 and $30,000 in 2000, 2001 and 2002, respectively. The agreements also require the Company to spend a minimum of 7.5% of sale revenues on marketing programs as well as outline target marketing and shipment dates, none of which have been met by the Company

     During the year ended December 31, 2000, licensors terminated two agreements, originally entered into during calendar year 1999, as a result of the Company's nonperformance. In connection with these terminations, the Company expensed $150,000 representing previously capitalized royalty and license fees. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination. As of December 31, 2001, royalty and license fees payable include $160,000 due under these terminated agreements. During the year ended December 31, 2001, the Company wrote off $103,753 of prepaid licensing fees (recorded as prepaid expenses as of December 31, 2000). In addition, it paid remaining $25,000 under one of the licensing agreements and accrued last minimal payment due of $30,000 on another licensing agreement.

     As of December 31, 2001 and 2000, the Company had $270,000 and $240,000 in outstanding license and royalty fees payable. The Company is currently negotiating settlements of these liabilities as it is no longer in this line of business.

     2.   Agency Agreement
          ----------------

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

     3.   Other Agreements

     In August 2000, the Company entered into an agreement for marketing, promotional assistance, public relations and investment assistance with Jupiter Financial Services Inc., an unrelated third party. The Company uses Jupiter Financial's services on a month-to-month basis, and as such is not tied to any long-term agreement. During 2001 the Company advanced $445,000 to Jupiter Financial Services Inc for its services. Jupiter Financial Services is a private company that is not related to Jupiter Capital Ventures Inc. In 2002, the Company has not retained their services to date.

     In July of 2001, the Company entered into an agreement with Bentley Financial Services Bvio for promotional assistance. This was for three months, and the Company advanced $90,000 for its services. The Company has not used there services since the agreement expired.

     4.   Legal
          -----

     The Company is involved in a legal proceeding with a former employee who is asserting the Company breached his employment agreement. In the opinion of management, based upon advice of legal counsel, the ultimate outcomes of the foregoing proceedings will not have a material impact on the Company's financial statements. The proceeding is scheduled for trial in November 2002.

     The Company is involved in a legal proceeding with Starbase-1 Coffee Company, Ltd. (Starbase). The Company and Starbase are both asserting non-performance related to a manufacturing and marketing agreement entered into by both parties in June 1999. There is no schedule for trial.

     The Company also became involved in another legal proceeding with Madech Financial Services Inc. (Madech). Madech is asserting they advanced money to MemorEmail that was subject to trust conditions. There is no schedule for proceedings.


NOTE I - RELATED PARTIES



     In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent communications and business services, which were incurred on behalf of the Company. Such expenses are billed to the Company on a monthly basis. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company paid $432,000 to Jupiter Capital Ventures during the year ended December 31, 2001, out of which $81,384 is considered prepaid expenses.

     During first quarter of the year ended December 31, 2001, the Company obtained and repaid, a $600,000 short-term non-interest bearing operation loan from one of its shareholders.

     In November 2001, the Company entered into a verbal sublease agreement with Jupiter Capital Ventures to sublease an office space for its subsidiary, Gravitas Digital Communications. Under the sublease arrangement monthly payments of approximately $2,700 are remitted directly to the landlord. There is no formal expiration date on the sublease arrangement.


NOTE J - INCOME TAXES

     The Company records income taxes using the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. At December 31, 2001, an operating loss carryforward of approximately $2,400,000 expiring from 2012 to 2022 is available to offset future taxable income. For financial reporting purposes, a valuation allowance of $1,007,000 has been recorded to offset the deferred tax asset related to those carryforwards and other net deferred tax assets. This represents an increase of approximately $469,000 from the allowance recorded at December 31, 2000. The change in valuation allowance is due primarily to uncollectible acquisition advances and losses on non-trade notes receivable.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

                                          2001         2000
                                      ============  ----------
     Deferred tax assets:
     Net operating loss carryforward  $   818,000   $ 538,000
     Other                                189,000
     Valuation allowance               (1,007,000)   (538,000)

                                      $         -   $       -


     The income tax benefit reconciled to the tax computed at the statutory federal rate were as follows for the year ended December 31:

                                            2001        2000
                                         ==========  ==========
     Tax benefit at statutory rate       $(673,000)  $(463,000)
     Miscellaneous non-deductible items    204,000     178,000
     Valuation allowance                   469,000     285,000

                                         $       -   $       -


     Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL.

NOTE K - STOCK OPTIONS

     In 2001, the Company established the 2001 Stock Option Plan (the Plan). Option prices are established by the Company's Board of Directors and generally are equal to the fair market value of the shares of the Company's common stock on the date of grant. The plan allows for grant of up to 3,000,000 stock options. On June 12, 2001, the Company issued 1,520,000 stock options to directors, employees, and consultants with an exercise price of $0.35 per share. These stock options are for future services to be provided over a three-year period. The options vest yearly in three equal annual tranches starting with the date of grant and expire three years from the date of grant. During the year ended December 31, 2001, the expense associated with options granted and earned by third party consultants was $47,269, which is included in total general and administrative expenses.


     The following is a summary of the employee option for the years ended December 31, 2000 and 2001:

                                               Options
                                       -----------------------------
                                                   Weighted Average
                                         Shares     Exercise Price
     Outstanding at January 1, 2000       63,333   $            7.50
     Granted                             113,333   $            3.06
     Forfeited                           (43,334)  $            4.57
                                       ----------  -----------------
     Outstanding at December 31, 2000    133,332   $            4.57
     Granted                             970,000   $            0.35
     Forfeited                          (376,665)  $            1.58
                                       ----------  -----------------

     Outstanding at December 31, 2001    726,667   $            0.49
                                       ==========  =================

     Options available for grant       1,015,360
                                       ==========


     The following table summarizes information about options outstanding at December 31, 2001.

                           Options Outstanding            Options Exercisable
                    -----------------------------------  ----------------------
                                             Weighted
     Range                       Weighted     Average                 Weighted
     of                           Average    Remaining                 Average
     Exercise         Number     Exercise   Contractual    Number     Exercise
     Prices         Outstanding    Price       Life      Exercisable    Price
     -------------  -----------  ---------  -----------  -----------  ---------

     0.35              700,000   $    0.35         2.45      233,333  $    0.35
     3.00 to$7.50       26,667   $    4.13         3.31       26,667  $    4.13
                    -----------                          -----------
                        726,667  $    0.50                   260,000  $    0.74
                    ===========                          ===========


     The weighted average fair value of the options granted during the years ended December 31, 2000 and 2001 were $2.85 and $0.33. No options were granted with a strike price below the stock's market value on the date of grant.

     The Company accounts for its employee stock-based compensation plan in accordance with Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in 2000 and 2001 in connection with options granted to employees. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. In accordance with the disclosure requirements of SFAS No. 123, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000 and 2001: risk-free interest rate of 6% and 3.5%, dividend yield of 0%, volatility of 195% and 220%, and expected life of three to five years. Based on the computed option values and the number of the options issued and forfeited, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss.

                       Years ended December 31,
                       ------------------------
                          2001         2000
                       -----------  -----------
     Net loss
       As reported     $1,980,176   $1,361,851
       Pro forma       $1,510,686   $1,608,849

     Loss per share
       As reported     $    (0.18)  $    (1.62)
       Pro forma       $    (0.14)  $    (1.92)

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


Documents filed as a part of this Report.

     (1)  Financial Statements:
          Report of Independent Certified Public Accountants 2001. . . . .  F-1
          Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
          Statements of Operations . . . . . . . . . . . . . . . . . . . .  F-4
          Statements of Stockholders' Equity . . . . . . . . . . . . . . .  F-5
          Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .  F-6
          Notes to Financial Statements. . . . . . . . . . . . . . . . . .  F-7

   (2) Exhibits filed as part of this Report:

  *    EX - 3.1   Articles of Incorporation of Gravitas International, Inc.
                  effective April 17, 1991
  *    EX - 3.2   Bylaws of Gravitas International, Inc.
  *    EX - 10.1  Plan of Merger
  *    EX - 10.2  Articles of Merger
       EX - 10.3  Consent of Independent Certified Public Accountants

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

                          Gravitas International, Inc.
                                -----------------
                                  (Registrant)



                                                                /s/ Larry Shaben
                     Date: April 12, 2002        By: ---------------------------
                                                                    Larry Shaben
                                              Chairman of the Board of Directors


   In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                                 /s/Larry Shaben
                     Date: April 12, 2002        By: ---------------------------
                                                                    Larry Shaben
                                                                 Chairman of the
                                                              Board of Directors




                                                          /s/ Dr. C.J. Weinstein
                     Date: April 12, 2002        By: ---------------------------
                                                              Dr. C.J. Weinstein
                                                                        Director




                                                        /s/ Colin Vance Campbell
                     Date: April 12, 2002        By: ---------------------------
                                                            Colin Vance Campbell
                                                                        Director