Form 10QSB
period 2002-03-31
GRAVITAS INTERNATIONAL INC
filed 2002-05-20
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                                  -----------


(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2002

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from  ____________ to ____________

Commission File Number: 0-28847

                           GRAVITAS INTERNATIONAL,INC.
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 5, 2002 the registrant had issued and outstanding 15,006,303 shares of common stock, par value $.001 per share (the registrant's only class of voting stock).

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

                                                                     Page Number


Table of Contents                                                             1

Condensed Consolidated Balance Sheets at March 31 2002 (Unaudited) and
December 31, 2001                                                             2

Condensed Consolidated Statements of Operations for the Three Months
Ended March 31 2002 and March 31, 2001 (Unaudited)                            3

Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31 2002 and March 31, 2001 (Unaudited)                     4

Notes to Unaudited Condensed Consolidated Financial Statements                5

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS


                             Gravitas International, Inc. and Subsidiary
                                            BALANCE SHEETS


                                                ASSETS

                                                                          March 31,     December 31,
                                                                             2002           2001
                                                                         (unaudited)
                                                                         ------------  --------------
CURRENT ASSETS
  Cash                                                                   $    11,062   $      38,508
  Accounts receivable - trade                                                 21,975          19,083
  Related party receivable                                                     8,988               -
  Advances to related party                                                   38,846          81,385
  Prepaid expenses and other current assets                                    3,491          21,194
                                                                         ------------  --------------

      Total current assets                                                    84,362         160,170

PROPERTY AND EQUIPMENT, net                                                   81,658          89,311

Capitalized Software Under Development                                        38,418          18,955
                                                                         ------------  --------------

      Total assets                                                       $   204,438   $     268,436
                                                                         ============  ==============

                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                       $   157,237   $     165,536
  Accrued liabilities                                                         31,445          24,759
  Royalty and license fees payable                                           260,000         270,000
  Related party demand note payable                                          139,927           1,350
                                                                         ------------  --------------

      Total current liabilities                                              588,609         461,645

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock - $.001 par value; 50,000,000 shares authorized              15,022          15,022
    Common stock subscribed                                                  330,000         330,000
    Additional paid-in capital                                             3,569,461       3,547,644
    Accumulated deficit                                                   (4,298,654)     (4,085,875)
                                                                         ------------  --------------

      Total stockholders' equity (deficit)                                  (384,171)       (193,209)
                                                                         ------------  --------------

      Total liabilities and stockholders' equity (deficit)               $   204,438   $     268,436
                                                                         ============  ==============

The accompanying notes are an integral part of these statements.

                         Gravitas International, Inc. and Subsidiary
                                   STATEMENTS OF OPERATIONS


                                                                    For the three months ended
                                                                     ------------------------
                                                                      March 31,    March 31,
                                                                        2002         2001
PRODUCT REVENUES, net                                                $        -   $        -

REVENUE FROM RENTALS, net                                                21,105            -
                                                                     -----------  -----------
                                                                         21,105

COST OF SALES                                                               210            -
                                                                     -----------  -----------

GROSS PROFIT (LOSS) ON SALES                                             20,895

  OPERATING EXPENSES
    General, selling and administrative expenses                        234,333       24,605
    Royalty and license fees                                                  -      123,893
                                                                     -----------  -----------

      Total operating expenses                                          234,333      148,498
                                                                     -----------  -----------

  OPERATING LOSS                                                       (213,438)    (148,498)

  OTHER (INCOME) EXPENSES
    Interest                                                                605        4,455
    Other, net                                                           (1,264)      (3,333)
                                                                     -----------  -----------

      Total other                                                          (659)       1,121
                                                                     -----------  -----------

  NET LOSS                                                            ($212,779)   ($149,619)
                                                                     ===========  ===========

  LOSS PER COMMON SHARE - BASIC AND DILUTED                              ($0.01)      ($0.07)
                                                                     ===========  ===========

The accompanying notes are an integral part of these statements.

                             Gravitas International, Inc. and Subsidiary
                                  CONDENSED STATEMENTS OF CASH FLOWS
                                              (unaudited)


                                                                           For the three months ended,
                                                                             ------------------------
                                                                              March 31,    March 31,
                                                                                2002         2001
                                                                             -----------  -----------
 Increase (Decrease) in Cash
 Cash flows from operating activities
   Net loss                                                                   ($212,779)   ($149,619)
   Adjustments to reconcile net loss to
        net cash used in operating activities
    Depreciation                                                                  7,653            -
    Common stock and stock options issued for services                           21,817            -
     Changes in assets and liabilities
       Accounts receivable and related party receivable                         (11,880)           -
       Prepaid expenses and other current assets                                 21,316      (11,492)
       Prepaid royalties                                                              -       24,605
       Accounts and related party payables                                       11,613      (38,438)
       Royalty and license fees payable                                               -      (25,000)
                                                                             -----------  -----------

         Net cash used in operating activities                                 (185,486)    (199,944)
 Cash flows from investing activities
   Note receivable                                                                    -     (500,000)
   Acquisition deposits                                                               -      (31,000)
   Capitalized software                                                          19,463            -
                                                                             -----------  -----------

         Net cash provided by (used) in investing activities                     19,463     (531,000)
 Cash flows from financing activities
   Proceeds from short-term obligations                                               -      600,000
   Proceeds from sale of common stock and stock subscriptions                         -      340,000
   Proceeds from related party debt                                             138,577            -
                                                                             -----------  -----------

         Net cash provided by financing activities                              138,577      940,000
                                                                             -----------  -----------

  Net increase (decrease) in cash and cash equivalents                          (27,446)     209,056

 Cash and cash equivalents at the beginning of the period                        38,508      202,699
                                                                             -----------  -----------

 Cash and cash equivalents at the end of the period                          $   11,062   $  411,755
                                                                             ===========  ===========
 Noncash disclosures:
   Cash paid for interest                                                    $      605   $    4,455
                                                                             ===========  ===========

The accompanying notes are an integral part of these statements.


                   Gravitas International Inc. and Subsidiary

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

The unaudited condensed financial statements of Gravitas International, Inc. (the Company or Gravitas) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited financial statements and the Form 10-KSB of the Company, filed on April 20, 2002.

NOTE 2 - NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares outstanding during each quarter. The weighted-average number of common shares outstanding was 15,028,468 and 2,014,554 for the three months ended March 31, 2002 and 2001, respectively. Diluted loss per share for all periods presented equaled basic loss per share due to the antidilutive effect of potentially dilutive securities. As of March 31, 2002 and 2001, the Company had 369,672 and 756,051 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.

NOTE 3 - MANAGEMENT PLANS

The Company is devoting substantially all of its efforts to organizing the business in order to commence its operations. The Company has incurred recurring losses from operations and has a total accumulated deficit of $4,298,654 as of March 31, 2002. The continued operation of the Company will require a commitment of substantial cash.

Over the first quarter of 2002, the Company intensified its efforts to develop technologies for the photographic world. The technological improvements to the Company's proprietary software have been completed, and the Company plans to hold its field trials in June 2002. Pending their success, the Company foresees opportunities in future strategic alliances that would allow generating revenues from licensing and secondary marketing sources. During 2002, the Company intends to look to identify other acquisitions to further the Company's share value.

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


NOTE 4 - RELATED PARTIES

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent communications and business services, which were incurred on behalf of the Company. Such expenses are billed to the Company on a monthly basis. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company paid $65,570 and incurred $108,109 in operating expenses to Jupiter Capital Ventures during the quarter ended March 31, 2002. Jupiter Capital Ventures has also advanced a total of $138,577 as of March 31, 2002 to fund operational needs of the Company.

NOTE 5 - CONTINGENCIES

The Company is involved in a legal proceeding with a former employee who is asserting the Company breached his employment agreement. In the opinion of management, based upon advice of legal counsel, the ultimate outcome of the foregoing proceeding will not have a material impact on the Company's financial statements.

NOTE 6 - STOCK OPTIONS

For the quarter ended March 31, 2002, the expense associated with options granted and earned by Third-party consultants was $21,817, which is included in total general and administrative expenses.

Subsequent to March 31, 2002, the Company issued 1,015,360 stock options to directors, employees, and consultants with an exercise price of $0.50 per share. These stock options are for future services to be provided over a three-year period. The options vest yearly in three equal tranches and expire five years from date of grant.

NOTE 7 - LICENSE AGREEMENT

In January 2002, the Company placed into an escrow account 50,000 shares of the Company's common stock as part of a settlement agreement with a third party for a license agreement that the Company terminated. The shares will remain in escrow until June 30, 2002, at which point the shares will be turned over to the third party. This agreement also requires the Company to make five monthly installment payments of $10,000 starting in March 2002. The March payment was made timely. These continent shares were not reflected in computations of loss per share and weighted-average shares outstanding for the three months ended March 31, 2002


NOTE 8 - NEW AUTHORATIVE ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not previously been issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The initial application of SFAS 142 did not have an impact on the Company's consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 did not have an impact on the Company's consolidated financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

Gravitas International Inc. ("Gravitas" or "Company")is a solutions provider developing turn-key solutions for imaging companies in the event photography industry. Gravitas has a suite of products and services that allow marketers, advertisers, and companies themselves to realize the full potential of the digital photography. Gravitas has created a way for companies to convert from the analog world of event photography, to the digital world. Gravitas products help companies to increase efficiency and reduce the costs associated with analog photography.

Gravitas International Inc. also has an array of products and services that allow marketers, advertisers, and companies themselves to create much greater results from their campaigns, interact with their target markets, and increase the likelihood of future sales exponentially.

The Company helps clients hear and respond to the needs of their customers by creating an interaction and dialogue versus speaking with them. Gravitas's systems are simple. Instead of trying to guess or create something your target market is looking for, the company allows the target markets to become a part of the campaign, and to tell us what it is they are looking for. Once the marketers know what their target market is looking for it is up to the companies to deliver the products or services.

The Company is focusing energy on strategic alliances and potential acquisitions of corporations in event photography industry. The focus will be Theme
Park Photography companies, Hotels and Casino photography corporations, and Cruise Ship Photography companies.

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

Over the next quarters, the Company intends on devoting its time and efforts into developing new markets, and revenues from the acquired technologies. These modifications will begin to provide Gravitas with a sound operational base from which to build its new business endeavors.

Results of Operations

The Company generated $21,105 of sales from its digital communication business during the three months ended March 31, 2002 and no sales for the three months ended March 31, 2001. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

Operating expenses were $234,333 and $148,498 for the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses were mainly comprised of salaries, and consultant charges for the period. This increase is the result of additional development and technical support necessary for the growth of the company.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of March 5, 2002, there is currently three known lawsuits or claims made against the Company.

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


Item 2.  Changes in Securities.

              None.


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

                                          Gravitas International, Inc.
                                          --------------------------------------
                                          (Registrant)



Date:  March 10, 2002                     By: /s/ Larry Shaben
                                              ----------------------------------
                                              Larry Shaben
                                              Chairman/Director


       In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 10, 2002                     By: /s/ Vance Campbell
                                              ----------------------------------
                                              Vance Campbell
                                              President and Directors



Date:  March 10, 2002                     By: /s/ Dr. C.J. Weinstein
                                              ----------------------------------
                                              Dr. C.J. Weinstein
                                              Director



Date:  March 10, 2002                     By: /s/ Larry Shaben
                                              ----------------------------------
                                              Larry Shaben
                                              Director and
                                              Chairman of Board of Directors