Form 10QSB
period 2002-06-30
GRAVITAS INTERNATIONAL INC
filed 2002-08-21
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30,2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 14, 2002 the registrant had issued and outstanding 15,756,303 shares of common stock, par value $.001 per share (the registrant's only class of voting stock).

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



                                                                     Page Number


Table of Contents                                                             1

Condensed Consolidated Balance Sheets at June 30 2002 (Unaudited) and
December 31, 2001                                                             2

Condensed Consolidated Statements of Operations for the Six Months and Three Months Ended June 30 2002 and June 30, 2001 (Unaudited)
                                                                              3

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30 2002 and June 30 2001 (Unaudited)                        4

Notes to Unaudited Condensed Consolidated Financial Statements                5

                        Gravitas International, Inc. and Subsidiary
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                          ASSETS

                                                                June 30,     December 31,
                                                                  2002           2001
                                                              (unaudited)
                                                              ------------  --------------
CURRENT ASSETS
  Cash                                                        $     2,862   $      38,508
  Accounts receivable - trade                                      18,989          19,083
  Related party receivable                                         18,331               -
  Note receivable                                                  90,752               -
  Advances to related party                                        38,846          81,385
  Prepaid expenses and other current assets                        32,611          21,194
                                                              ------------  --------------

       Total current assets                                       202,391         160,170

PROPERTY AND EQUPMENT, net                                         86,724          89,311

CAPITALIZED SOFTWARE UNDER DEVELOPMENT                             86,399          18,955
                                                              ------------  --------------

       Total assets                                           $   375,514   $     268,436
                                                              ============  ==============

LIABILITIES AND STOCKHOLDERSDEFICIT

CURRENT LIABILITIES
  Accounts payable                                            $   237,611   $     165,536
  Accrued liabilities                                              34,541          24,759
  Royalty and license fees payable                                216,000         270,000
  Related party demand note payable                               115,993           1,350
                                                              ------------  --------------

       Total current liabilities                                  604,145         461,645

DEFICIT IN STOCKHOLDERSEQUITY
    Common stock-$.001 par value; 50,000,000 shares authorized     15,772          15,022
    Common stock subscribed                                       330,000         330,000
    Additional paid-in capital                                  4,191,070       3,547,644
    Accumulated deficit                                        (4,765,473)     (4,085,875)
                                                              ------------  --------------

       Total stockholders' deficit                               (228,631)       (193,209)
                                                              ------------  --------------

       Total liabilities and stockholders' deficit            $   375,514   $     268,436
                                                              ============  ==============

The accompanying notes are an integral part of these statements.

                       Gravitas International, Inc. and Subsidiary
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                       (unaudited)

                                                For the three           For the six
                                                months ended           months ended
                                           ----------------------  ----------------------
                                            June 30,    June 30,    June 30,    June 30,
                                              2002        2001        2002        2001
                                           ----------  ----------  ----------  ----------
NET REVENUE                                $  15,472   $       -   $  36,577   $       -

COST OF SALES                                  7,788           -       7,998           -
                                           ----------  ----------  ----------  ----------

GROSS PROFIT                                   7,684           -      28,579           -

OPERATING EXPENSES
  Royalty and license fees                         -     109,148           -     133,753
  General and administrative expenses        465,330     314,236     699,663     438,128
                                           ----------  ----------  ----------  ----------

    Total operating expenses                 465,330     423,384     699,663     571,881
                                           ----------  ----------  ----------  ----------

OPERATING LOSS                              (457,646)   (423,384)   (671,084)   (571,881)

OTHER (INCOME) EXPENSES
  Interest                                        79           -         684       4,455
  Other, net                                   9,094     287,057       7,830     283,724
                                           ----------  ----------  ----------  ----------

    Total other expenses                       9,173     287,057       8,514     288,179
                                           ----------  ----------  ----------  ----------

NET LOSS                                   $(466,819)  $(710,441)  $(679,598)  $(860,060)
                                           ==========  ==========  ==========  ==========

LOSS PER COMMON SHARE - BASIC AND DILUTED     ($0.03)     ($0.06)     ($0.05)     ($0.13)
                                           ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                      Gravitas International, Inc. and Subsidiary
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                               For the six months ended,
                                                               ------------------------
                                                                June 30,     June 30,
                                                                  2002         2001
                                                               -----------  -----------
Increase (Decrease) in Cash
Cash flows from operating activities
   Net loss                                                     ($679,598)  $ (860,060)
   Adjustments to reconcile net loss to
    net cash used in operating activities
     Inventory write off                                                -       15,959
     Acquisition deposits write off                                     -      281,000
     Write off of prepaid royalties and licenses                        -      103,753
     Depreciation and amortization                                 16,425            -
     Issuance of stock options for services                       280,176            -
     Changes in assets and liabilities
       Accounts receivable and related party receivable           (18,237)         118
       Accrued interest                                                 -       (3,235)
       Prepaid expenses and other current assets                   31,122     (112,256)
       Accounts payable and accrued liabilities                    81,857       (4,268)
       Royalty and license fees payable                           (40,000)       5,000
                                                               -----------  -----------

         Net cash used in operating activities                   (328,255)    (573,989)

Cash flows from investing activities
   Note receivable                                                (90,752)    (550,000)
   Capitalized software under development                         (67,444)           -
   Purchase of equipment                                          (13,838)           -
   Principal payments from note receivable                              -       14,706
   Acquisition deposits                                                 -      (31,000)
                                                               -----------  -----------

         Net cash used in investing activities                   (172,034)    (566,294)

Cash flows from financing activities
   Proceeds from related party debt                               114,643            -
   Short-term borrowings                                                -      600,000
   Payment of short-term borrowings                                     -     (600,000)
   Proceeds from exercise of stock options                        250,000            -
   Proceeds from sale of common stock and stock subscriptions     100,000    1,301,000
                                                               -----------  -----------

         Net cash provided by financing activities                464,643    1,301,000
                                                               -----------  -----------

  Net increase (decrease) in cash and cash equivalents            (35,646)     160,717

Cash and cash equivalents at the beginning of the period           38,508      202,699
                                                               -----------  -----------

Cash and cash equivalents at the end of the period             $    2,862   $  363,416
                                                               ===========  ===========

Noncash disclosures:
   Cash paid for interest                                      $      684   $    4,454
                                                               ===========  ===========
   Common stock issued for royalties                           $   14,000   $        -
                                                               ===========  ===========

The accompanying notes are an integral part of these statements.

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

NOTE 2 - NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares outstanding during each quarter. The weighted-average number of common shares outstanding was 15,086,160 and 11,926,015 for the three months ended June 30, 2002 and 2001, respectively, and 15,057,474 and 6,855,136 for the six months ended June 30, 2002 and 2001, respectively. Diluted loss per share for all periods presented equaled basic loss per share due to the antidilutive effect of potentially dilutive securities. As of June 31, 2002 and 2001, the Company had 1,392,027 and 2,132,172 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.

NOTE 3 - MANAGEMENT PLANS

The Company is devoting substantially all of its efforts to organizing the business in order to commence its operations. The Company has incurred recurring losses from operations and has a total accumulated deficit of $4,765,473, as of June 31, 2002. The continued operation of the Company will require a commitment of substantial cash.

In the first and second quarter of 2002, Gravitas intensified its efforts to develop technologies for the digital photographic world. The technological improvements to the Company's proprietary software have been completed and the Company carried out field trials in August of 2002 at La Ronde, an amusement park in Montreal, Quebec, Canada.

In May, the Company entered into a licensing agreement with Snap-Email International, Inc., whereby Snap-Email became the exclusive licensee for the

Gravitas digital photographic and delivery technologies. The purpose for this agreement was to allow Gravitas to gain access to a market vertical that Gravitas had not been able to penetrate. As Gravitas continues to develop targeted products for the digital photography industry the company will also focus on selling exclusive licenses for each market vertical and territory.

Under the licensing agreement, Snap-Email is obligated to pay Gravitas a $250,000 licensing fee on the first, second and third anniversary dates of the licensing agreement. Further, Snap-Email must pay royalties in the amount of $250,000 on the first anniversary date of the licensing agreement and $150,000 on each of the second and third anniversary dates of the licensing agreement. Additionally, as part of that agreement, Gravitas secured an exclusive option to acquire all of assets of Snap-Email, Inc.

In July, 2002 Snap-Email Inc. announced that it has entered into an Asset Purchase Agreement with RX Technologies Inc. Snap-Email changed its name to RX Imaging, Inc.

Snap-emails business model allows it to focus on marketing without the expense of development, maintenance and support. Gravitas is able to focus on development, maintenance, and strategic alliances and uses its licensees of the software to market the product in numerous different market verticals.


In marketing the Gravitas Software to theme parks throughout North America, Snap-Email came in contact with an independent theme park photography company in the US. RX Technologies, a Nevada based corporation has been in the industry for 8 years. The company takes over 20,000,000 theme park photographs annually. Snap-Email, now RX Imaging, Inc., entered into an asset purchase agreement with RX Technologies, the holder of photographic equipment assets and contracts to perform photographic services in 60 venues in theme parks in the United States and one theme park in Montreal, Canada. The purpose of the licensing agreement with Snap-Email (now RX Imaging, Inc.) now provides access to the contracts in the theme parks in North America.



The Company is focusing on supporting its largest licensee RX Imaging in the areas of theme park event photography. The license agreement allows RX Imaging the exclusive right to Gravitas' proprietary software, for use in the theme park event photography industry. RX Imaging is coming into their peak season. RX Imaging currently has $90,752 in notes receivable currently owing to Gravitas, which it reasonably expects to collect by Nov 2002. This money was advanced to RX Imaging so as to enable RX to execute on their business plan to the benefit of Gravitas International.

During the second quarter, the Company sold 250,000 common shares at a $0.40 per share by way of private placement under Regulation D. 500,000 incentive stock options were also exercised in the quarter at $0.50 per share.

The issuance of the private placement and the option shares netted the Company $350,000 during the quarter.


However, the rate at which the Company expends it resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funds through public or private equity or debt financing. The Company will attempt to raise between $500,000 and $1,000,000 through a series of private placements by Sept 2002, and has already obtained a preliminary commitment for $636,000. The Company has no lines of credit available at this time. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for the success of its future operations.


NOTE 4 - RELATED PARTIES

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent communications and business services, which were incurred on behalf of the Company. Such expenses are billed to the Company on a monthly basis. The Company paid $100,000 and incurred $39,750 in operating expenses to Jupiter Capital Ventures during the quarter ended June 30, 2002. Jupiter Capital Ventures has also advanced a total of $255,274, by way of a loan at 10% interest per annum, as of June 30, 2002 to fund operational needs of the Company.

NOTE 5 - CONTINGENCIES

The Company is involved in several legal proceedings. In the opinion of management, based upon advice of legal counsel, the ultimate outcome will not have a material impact on the Company's financial statements, if any. Accordingly, no accrual is included in the accompanying financial statements.

NOTE 6 - STOCK OPTIONS



During the quarter, there were 1,000,036 options issued to consultants at a exercise price of $0.50 per share. These options are for future services over a two-year term, expire in five years from the date of grant, and were fully vested upon grant. The Company recorded a prepaid consulting expense of $35,776 as of June 30, 2002, and recorded $200,766 in consulting expense for the period ended June 30, 2002. In addition, the Company recorded $21,817 in consulting expense for stock options previously issued to consultants and which vest over a three year period.

During the quarter, 500,000 options were exercised by a consultant. The remaining 500,036 options issued to other consultants and remain unexercised.

These incentive stock options are registered under a Form S-8 filed by the Company on September 20, 2001.



NOTE 7 - LICENSE AGREEMENT

In June 2002, the Company issued 50,000 shares that were previously escrowed in connection with a settlement agreement with a third party. This agreement also required the Company to make five monthly installment payments of $10,000 starting in March 2002. To date 4 payments have been made. Subsequent to June 30, 2002, the Company defaulted on the agreement.

The default provisions provide for a stipulated judgment to be entered against Gravitas International, Inc. and its subsidiaries and interrelated companies for the unpaid balance at the time of judgment.

The impact of default at the time of stipulated judgment is $46,000 and it is not expected that this amount will hinder the Company's ability to operate. The Company needs to conclude on the impact of non payment.


NOTE 8 - NEW AUTHORATIVE ACCOUNTING PRONOUNCEMENTS

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

Gravitas has entered into a licensing agreement with Snap-Email. The purpose for this agreement was to allow Gravitas to gain access to a market vertical that Gravitas had not been able to penetrate. As Gravitas continues to develop targeted products for the digital photography industry the company will also focus on selling exclusive licenses for each market vertical and territory.

Snap-emails business model allows it to focus on marketing without the expense of development, maintenance and support. Gravitas is able to focus on development, maintenance, and strategic alliances and uses its licensees of the software to market the product in numerous different market verticals.

As a part of that licensing agreement, Snap-Email is to pay Gravitas a $250,000 licensing fee on the first, second and third anniversary dates of the licensing agreement. Further, Snap-Email must pay royalties in the amount of $250,000 on the first anniversary date of the licensing agreement and $150,000 on each of the second and third anniversary dates of the licensing agreement.
Additionally, as part of that agreement, Gravitas secured an exclusive option to acquire all of assets of Snap-Email, Inc.

Over the next quarters, the Company intends on devoting its time and efforts into developing new markets, and revenues from the acquired technologies. This strategy should begin to provide Gravitas with a sound operational base from which to build its business.



Results of Operations

The Company generated $15,472 of sales from its digital communication business during the three months ended June 31, 2002 and $0 for the three months ended June 31, 2001 and for six months ending June 30, 2002 and 2001 the company generated $36,577 and $0 respectively. There can be no assurance as to when, if ever, the Company will realize significant operating revenues or attain profitability.

Operating expenses were $465,330 and $423,384 for the three months ended June 30, 2002 and 2001, respectively and $699,663 and $571,881 for the six months ended June 30, 2002 and 2001 respectively. General and administrative expenses were mainly comprised of salaries, and consultant charges for the period. This increase is the result of additional development and technical support necessary for the growth of the company.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. During the six months ended June 30, 2002, the Company raised $350,000 through the issuance of common stock and exercise of stock options. The proceeds were used to finance continued operations.

During the quarter, there were 1,000,036 options issued to consultants at a exercise price of $0.50 per share. These options are for future services over a two-year term and expire in five years from the date of grant. The Company recorded a prepaid consulting expense of $35,776 as of June 30, 2002, and recorded $200,766 in consulting expense for the period ended June 30, 2002.

During the quarter, 500,000 options were exercised by a consultant. The remaining 500,036 options issued to other consultants and remain unexercised.


During the fiscal year ended December 31, 2001, the Company's subsidiary became delinquent in remitting employee payroll taxes, in the amount of approximately 46,829. The Company's subsidiary negotiated a payment plan with the Canada Customs and Revenue Agency, and is currently abiding by the terms of that payment schedule. The Company has plans to raise between $500,000 and $1,500,000 by way of private placement by September of 2002. These funds are intended to be used to fund day-to-day operations, including a marketing program pursuant to the Company's business plan.

The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Over the next three years, the Company expects to receive licensing fees and royalties from Snap-Email. Under the licensing agreement, Snap-Email is to pay Gravitas a $250,000 licensing fee on the first, second and third anniversary dates of the licensing agreement. Further, Snap-Email must pay royalties in the amount of $250,000 on the first anniversary date of the licensing agreement and $150,000 on the second and third anniversary dates of the licensing agreement. Additionally, as part of that agreement, Gravitas secured an exclusive option to acquire all of assets of Snap-Email, Inc.


Although the Company expects to have continued losses in the second quarter of fiscal year 2002, management believes that the losses will continue to decrease.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

As of August 14, 2002, there is currently three known lawsuits or claims made against the Company.

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


Item 2.  Changes in Securities.

               The company issued 250,000 common shares by way of Private Placement under Regulation D at a deemed price of $0.40 per share. There were 500,000 common shares issued at a deemed price of $0.50 per share by way of option exercise.

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

                                          Gravitas International, Inc.
                                          --------------------------------------
                                          (Registrant)



Date:  August 19, 2002                    By: /s/ Larry Shaben
                                             -----------------------------------
                                             Larry Shaben
                                             Chairman/Director


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  August 19, 2002                    By: /s/ Vance Campbell
                                             -----------------------------------
                                             Vance Campbell
                                             President and Directors



Date:  August 19, 2002                    By: /s/ Dr. C.J. Weinstein
                                             -----------------------------------
                                             Dr. C.J. Weinstein
                                             Director



Date: August 19, 2002                     By: /s/ Larry Shaben
                                             -----------------------------------
                                             Larry Shaben
                                             Director and
                                             Chairman of Board of Directors

For your public clients, please note the Certification requirement of Sarbanes Oxley as of July 31, 2002 by CFO's and CEO's:

"I Collin Vance Campbell acting as CEO of the issuer, certify that the aforesaid periodic report containing the enclosed financial statements fully complies with the requirements of Section 13(a) (or 15 (d) as appropriate) of the Securities Exchange Act of 1934, and that the information contained in said periodic report presents, in all material respects, the financial condition and results of the issuer."

So Certified this 20th day of August, 2002

Signed:"Colin  Vance  Campbell"______________________________
                                 CEO Gravitas International

I will be preparing shortly my take on the important issues for issuers arising from the Act. Additional SEC regulations will also be promulgated which may expand or relieve statutory provisions.

Note that the certification as I read it is not only on the financials, but every issue arising under the requisite periodic report. Criminal liability arises from false statements which must be supported by adequate diligence by the certifying officer.

Please feel free to contact me if you have any questions.

Colin  Vance  Campbell
Gravitas  International
1800-447-2220