Form 10QSB
period 2002-09-30
GRAVITAS INTERNATIONAL INC
filed 2002-11-14
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                                  -----------

(Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30,2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of the registrant had issued and outstanding 15,778,468 shares of common stock, par value $.001 per share (the registrant's only class of voting stock).

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

                                                                     Page Number


Table of Contents                                                              1

Condensed Consolidated Balance Sheets at September 30 2002 (Unaudited) and
December 31, 2001                                                              2

Condensed Consolidated Statements of Operations for the Nine Months and Three Months Ended September 30, 2002 and 2001 (Unaudited)
                                                                               3

Condensed Consolidated Statements of Cash Flows for the Nine
Months Ended September 30, 2002 and 2001 (Unaudited)                           4

Notes to Unaudited Condensed Consolidated Financial Statements                 5

                        Gravitas International, Inc. and Subsidiary
                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                          ASSETS

                                                             September 30,   December 31,
                                                                  2002           2001
                                                              (unaudited)
                                                              ------------  --------------
CURRENT ASSETS
  Cash                                                        $     3,791   $      38,508
  Accounts receivable - trade                                      13,316          19,083
  Related party receivable                                         11,843          81,385
  Note and lease receivables                                       63,093               -
  Prepaid expenses and other current assets                        23,860          21,194
                                                              ------------  --------------

       Total current assets                                       115,903         160,170

PROPERTY AND EQUPMENT, net                                        173,714          89,311

CAPITALIZED SOFTWARE UNDER DEVELOPMENT                             82,799          18,955
                                                              ------------  --------------

       Total assets                                           $   372,416   $     268,436
                                                              ============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                            $   279,744   $     165,536
  Accrued liabilities                                              38,238          24,759
  Royalty and license fees payable                                126,000         270,000
  Related party demand note payable                               282,673           1,350
                                                              ------------  --------------

       Total current liabilities                                  726,655         461,645

DEFICIT IN STOCKHOLDERS' EQUITY
    Common stock-$.001 par value; 50,000,000 shares authorized     15,772          15,022
    Common stock subscribed                                       466,000         330,000
    Additional paid-in capital                                  4,194,866       3,547,644
    Accumulated other comprehensive income                         34,876               -
    Accumulated deficit                                        (5,065,753)     (4,085,875)
                                                              ------------  --------------

       Total stockholders' deficit                               (354,239)       (193,209)
                                                              ------------  --------------

       Total liabilities and stockholders' deficit            $   372,416   $     268,436
                                                              ============  ==============

The accompanying notes are an integral part of these statements.

                       Gravitas International, Inc. and Subsidiary
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                       (unaudited)

                                                For the three           For the Nine
                                                months ended           months ended
                                           ----------------------  ----------------------
                                            Sept 30,    Sept 30,    Sept 30,    Sept 30,
                                              2002        2001        2002        2001
                                           ----------  ----------  ----------  ----------
NET REVENUE                                $  31,037   $       -   $  67,614   $       -

COST OF SALES                                  6,394           -      14,392           -
                                           ----------  ----------  ----------  ----------

GROSS PROFIT                                  24,643           -      53,222           -

OPERATING EXPENSES
  Royalty and license fees                         -           -           -     133,753
  Investor relations expense                       -     236,667           -     436,227
  General and administrative expenses        404,387     131,702   1,104,050     370,270
                                           ----------  ----------  ----------  ----------

    Total operating expenses                 404,387     368,369   1,104,050     940,250
                                           ----------  ----------  ----------  ----------

OPERATING LOSS                              (379,744)   (368,369) (1,050,828)   (940,250)

OTHER (INCOME) EXPENSES
  Interest expense                                 -           -         684       4,455
  Write off of acquisition deposits                -           -           -     281,000
  Loss on sale of note receivable                  -     109,118           -     109,118
  Miscellaneous, net                         (14,464)     (6,373)     (6,634)     (3,649)
  Write off of license fees payable          (65,000)         -      (65,000)          -
                                           ----------  ----------  ----------  ----------

    Total other (income) expenses            (79,464)     102,745    (70,950)    390,924
                                           ----------  ----------  ----------  ----------

NET LOSS                                   $(300,280)  $(471,114)  $(979,878)$(1,331,174)
                                           ==========  ==========  ==========  ==========

LOSS PER COMMON SHARE - BASIC AND DILUTED     ($0.02)     ($0.03)     ($0.06)     ($0.14)
                                           ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these statements.

                      Gravitas International, Inc. and Subsidiary
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (unaudited)

                                                               For the nine months ended
                                                                     September 30,
                                                               -------------------------
                                                                   2002         2001
                                                               -----------  ------------
Increase (Decrease) in Cash
Cash flows from operating activities
   Net loss                                                     ($979,878)  $(1,331,174)
   Adjustments to reconcile net loss to
    net cash used in operating activities
    Loss on sale of note receivable                                     -       109,118
    Inventory write off                                                 -        15,959
    Acquisition deposits write off                                      -       281,000
    Write off of prepaid royalties and licenses                         -       103,753
    Depreciation and amortization                                  37,633             -
    Issuance of stock options for services                        283,971        26,362
    Changes in assets and liabilities
       Accounts receivable and related party receivable            75,309           118
       Accrued interest                                                 -        (3,235)
       Prepaid expenses and other current assets                   (2,666)     (241,867)
       Accounts payable and accrued liabilities                   127,687       (33,444)
       Royalty and license fees payable                          (130,000)        5,000
                                                               -----------  ------------

         Net cash used in operating activities                   (587,944)   (1,068,410)

Cash flows from investing activities
   Notes and lease receivables                                    (63,093)     (650,000)
   Capitalized software under development                         (67,444)            -
   Purchase of equipment                                         (118,435)            -
   Principal payments from note receivable                              -        44,117
   Proceeds from sale of note receivable                                -       350,000
   Acquisition deposits                                                 -       (31,000)
                                                               -----------  ------------

         Net cash used in investing activities                   (248,972)     (286,883)

Cash flows from financing activities
   Proceeds from related party debt                               281,323             -
   Short-term borrowings                                                -       600,000
   Payment of short-term borrowings                                     -      (600,000)
   Proceeds from exercise of stock options                        250,000             -
   Proceeds from sale of common stock and stock subscriptions     236,000     1,301,000
                                                               -----------  ------------

         Net cash provided by financing activities                767,323     1,301,000
                                                               -----------  ------------
Effect of the exchange rate changes on cash                        34,876             -

  Net decrease in cash                                            (34,717)      (54,293)
                                                               -----------  ------------

Cash at the beginning of the period                                38,508       202,699
                                                               -----------  ------------

Cash at the end of the period                                  $    3,791   $   148,406
                                                               ===========  ============

Non-cash disclosures:
   Cash paid for interest                                      $      684   $     4,454
                                                               ===========  ============
   Common stock issued in lieu of royalty payments             $   14,000   $         -
                                                               ===========  ============

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of Gravitas International, Inc. (the Company or Gravitas) have been prepared by the Company pursuant to the Rules and Regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-KSB of the Company, filed on April 20, 2002.

NOTE 2 - NET LOSS PER SHARE

Basic loss per share is based on the weighted-average number of shares outstanding during each quarter. The weighted-average number of common shares outstanding was 15,493,528 and 14,620,191 for the three months ended September 30, 2002 and 2001, respectively, and 16,179,226 and 9,501,556 for the nine months ended September 30, 2002 and 2001, respectively. Diluted loss per share for all periods presented equaled basic loss per share due to the antidilutive effect of potentially dilutive securities. As of September 30, 2002 and 2001, the Company had 1,106,194 and 1,598,839 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.

NOTE 3 - MANAGEMENT PLANS

The Company has now developed seven software applications for specific market verticals. With the completion of these applications the Company has recently focused its energy towards the sales and marketing of the products. The Company believes that the market for its products is increasing and new market verticals will accelerate the rate of revenue growth over the following quarter.

The Company has incurred recurring losses from operations and has a total accumulated deficit of $5,065,753 as of September 30, 2002. The continued operation of the Company will require an infusion of substantial cash.

In June 2002, the Company sold 250,000 shares of the Company's common stock for total consideration of $100,000. During the third quarter, the Company sold 618,182 common shares at $0.22 per share through a private placement under Regulation S. The issuance of the private placement and the option shares netted the Company $136,000 during the quarter.

However, the rate at which the Company expends it resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funds through public or private equity or debt financing. The Company will attempt to raise between $500,000 and $1,000,000 through a series of private placements by December 2002. The Company has no lines of credit available at this time. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for the success of its future operations.

NOTE 4 - NOTES AND LEASE RECEIVEABLES

The Company has been advancing funds to RX Imaging for the purpose of beta testing and deployment of the Company's software and hardware configurations. As of September 30, 2002, the Company had advanced a total of $112,483 to RX Imaging. The Company has notes receivables for $51,920 of the advances, with the remaining advances being unsecured. The notes bear interest at 10% and mature on August 17, 2003. The Company has recorded an allowance of $59,935 for advances management feels may be uncollectible.

In August 2002, the Company entered into a lease agreement with RX Imaging to lease equipment to RX Imaging for monthly payments of $922.64 over a one-year period. The lease bears interest at 5% and is secured by the equipment. The total lease receivable as of September 30, 2002, is $10,544.


NOTE 5 - RELATED PARTIES

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services, which were incurred on behalf of the Company. Such expenses are billed to the Company on a monthly basis. The Company paid $76,161 and incurred $49,500 in operating expenses to Jupiter Capital Ventures during the quarter ended September 30, 2002. Jupiter Capital Ventures has also advanced a total of $165,104, by way of a loan at 10% interest per annum, as of September 30, 2002 to fund operational needs of the Company.

In August 2002, the Company signed a note payable to borrow $19,150 from a shareholder for the purchase of assets. The note bears interest at 2% a month on the unpaid balance, interest is paid monthly and matures on Febuary 19,2003. As of September 30, 2002, no interest has been paid. The current interest accrued is $41.

NOTE 6 - ACCRUED PAYROLL TAXES

The Company did not timely remit its payroll taxes for the year ended December 31, 2001, to the Canadian government. The Company has negotiated a repayment plan with the Canadian government. As of September 30, 2002, the Company's unpaid accrued payroll taxes was $35,191.

NOTE 7 - CONTINGENCIES

The Company is involved in several legal proceedings. In the opinion of management, based upon advice of legal counsel, the ultimate outcome will not have a material impact on the Company's financial statements, if any. Accordingly, no accrual is included in the accompanying financial statements.

NOTE 8 - STOCK OPTIONS


During the third quarter, there were no new options issued by the Company. There are 100,360 options issued to other consultants that remain unexercised. These options were issued in the second quarter. As a result of breach of contract, 400,000 options that were issued to outside consultants during the second quarter, were forfeited during the quarter ended September 30, 2002.

These incentive stock options are registered under a Form S-8 filed by the Company on September 20, 2001.

NOTE 9 - LICENSE AGREEMENT

In June 2002, the Company issued 50,000 shares that were previously escrowed in connection with a settlement agreement with a third party. The entire cash portion of the settlement agreement has been paid in full. The Company is still negotiating the stock portion of the settlement that is estimated to be $36,000. The remaining liability has been properly accrued for in the accompanying financial statements.

NOTE 10 - NEW AUTHORATIVE ACCOUNTING PRONOUNCEMENTS

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

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating potential effect of adoption of this statement on its financial position and results of its operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this pronouncement is not expected to affect the Company's results of operations and financial position.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with the information contained in the Consolidated Financial Statements and related Notes included in the annual report.

Overview

Gravitas International Inc. ("Gravitas" or "Company")develops, manufactures, and supports a range of software products and applications targeted for the marketing and advertising industry. The Gravitas suite of products combines hardware configuration with proprietary software to create accountable and effective marketing solutions.

The suite of services are as follows:

MemClient - Designed for live event marketing and one to one data collections. This software application runs a direct download, wireless or otherwise, from a digital camera to a computer. After a picture is taken, the software allows voice, written, audio, and video messaging to accompany the photograph and allows all of the information to be instantly uploaded to a dedicated photo/data server.

MemorEmail - Pre or post event, this application is an online internet portal that allows subscribed clients to change the marketing message, and disseminate e-mails to targeted lists that have been generated by the clients.

MemPOS - Gravitas has developed portable Point of Sale application for any vertical that currently sells event photos. This POS system tracks purchases and can be custom designed to fit with most accounting systems. This product also allows for real time delivery, product ordering and accounting. With this solution, a picture can be instantly purchased in many different forms (hat, shirt, key chain etc.) and delivered directly to the consumer's home.

MemReport - This application allows for custom reporting. The client can select the type of information they wish to collect, track, and monitor and the system will automatically build links to facilitate these components. The system tracks response rates, forwarding rates, opening rates and delivers a detailed accounting of any product purchases that occur through the system.

MemPrint - Gravitas developed a custom software that allows marketers and advertisers easy to use custom branding application for on site digital prints.

MemLink - This application links custom or other barcode scanning equipment with data and photos. When a picture has been taken, a barcode can be scanned that has associated data. That information will instantly develop a photo gallery on behalf of the person/entity who's data is listed on the barcode. Recipients can retrieve their photos by presenting their barcode at the event or at a later time by logging on to the internet photo gallery with the barcode id.

Ride Systems - Designed for theme parks and ride systems. The software creates themed backgrounds, logos, framing, overlays, picture in picture and 3-D effects with absolutely no delay in the picture print time of 30 seconds.

Gravitas has a suite of products and services that allow marketers, advertisers, and companies themselves to realize the full potential of the digital photography. Gravitas' products help companies to increase efficiency and reduce the costs associated with analog photography by converting the existing businesses to the advantages of digital.

Gravitas International Inc. also has an array of products and services that allow marketers, advertisers, and companies themselves to extract much greater results from their campaigns, interact with their target markets, and increase the likelihood of future sales.

An opportunity has been identified in the live event marketplace for the products and services of the company. It is the Company's intention to take advantage of this market opportunity for interactive live event marketing and to capitalize on the industry's need for software that provides the ability to measure the impact and effectiveness of marketing campaigns.

The Company is currently looking to develop out its management and executive team with individuals who have experience and relationships in marketing and advertising so as to increase the speed to market of the Gravitas Products.

In addition to it's theme park business, the Company is focusing on strategic alliances and potential acquisitions of corporations in live event photography industry. These companies have the advantage of having memorable events associated with the pictures or photographs being taken. The application of leveraging these memories in combination with building strong brand relationships adds a significant layer of revenue to these existing businesses.

Gravitas has entered into a licensing agreement with RX Imaging. The purpose for this agreement is to allow Gravitas to gain access to a market vertical that Gravitas had not been able to penetrate. As Gravitas continues to develop targeted products for the digital photography industry the company will also focus on selling exclusive licenses for each market vertical and territory.

RX Imaging's business model allows it to focus on marketing without the expense of development, maintenance and support. Gravitas is able to focus on development, maintenance, and strategic alliances and uses its licensees of the software to market the product in numerous different market verticals.

As a part of that licensing agreement, RX Imaging is to pay Gravitas a $250,000 licensing fee on the first, second and third anniversary dates of the licensing agreement. Further, RX Imaging must pay royalties in the amount of $250,000 on the first anniversary date of the licensing agreement and $150,000 on each of the second and third anniversary dates of the licensing agreement.
Additionally, as part of that agreement, Gravitas secured an exclusive option to acquire all of assets of RX Imaging.

Over the next quarters, the Company intends on devoting its time and efforts into developing new markets, and revenues from the acquired technologies. This strategy should begin to provide Gravitas with a sound operational base from which to build its business.


Results of Operations

The Company generated $31,037 of sales from its digital communication business during the three months ended September 31, 2002 and $0 for the three months ended September 30, 2001 and for nine months ending September 30, 2002 and 2001 the Company generated $67,614 and $0, respectively.

Operating expenses were $404,387 and $368,369 for the three months ended September 30, 2002 and 2001, respectively and $1,104,050 and $940,250 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were mainly comprised of salaries, and consultant charges for the period. This increase is the result of additional development and technical support necessary for the growth of the Company.


Other income and expenses were $79,464 income and $102,745 expense for the three months ended September 30, 2002 and 2001, respectively and $72,318 income and $390,924 expense for the nine months ended September 30, 2002 and 2001, respectively. The gain for the three and nine months ended September 30, 2002, is the result of $65,000 in other income for the write off of license fees payable for the settlement of a license agreement the Company reached with one of the licensors. In addition, the Company recognized other income of $5,700 for management service fees the Company charged to RX Imaging as part of an agreement to provide implementation services of the Company's software at a theme park site. Expenses in 2001 for the comparable period were related to the old business model and represent write downs in notes receivable and write off of acquisition costs related to the purchase of two bottling plants.

Liquidity and Capital Resources

Our primary source of liquidity has historically consisted of sales of equity securities and debt instruments. During the three months ended September 30, 2002, the Company raised $136,000 through the issuance of common stock. The proceeds were used to finance continued operations.

During the second quarter, there were 1,000,360 options issued to consultants at a exercise price of $0.50 per share. These options are for past and future services over a two-year term and expire in five years from the date of grant.

During the second quarter, 500,000 options were exercised by a consultant for $250,000. The remaining 100,360 options issued to other consultants and remain unexercised. During the quarter 400,000 options were forfeited by two outside consultants by breaking their employment contracts duration. This leaves a total of 100,360 that have not been exercised.

During the fiscal year ended December 31, 2001, the Company's subsidiary became delinquent in remitting employee payroll taxes. The Company's subsidiary negotiated a payment plan with the Canada Customs and Revenue Agency, and is currently abiding by the terms of that payment schedule. As of September 30, 2002, the Company has accrued $35,191 for payroll taxes.

The Company has plans to raise between $500,000 and $1,500,000 by way of private placement by December of 2002. The Company has raised $136,000 by way of a private placement under Regulation S in the third quarter and $100,000 through the sale of 250,000 shares of the Company's common stock in the second quarter. These funds are intended to be used to fund day-to-day operations, including a marketing program pursuant to the Company's business plan.

In the nine months ending September 30 2002, the Company has raised a total of $236,000 through the sale of common stock and stock subscriptions, and $250,000 through the exercising of options issued to a consultant of the Company. The Company has also received $281,323 from various borrowings from related parties to fund ongoing operations of the Company.

Jupiter Capital Ventures, the Company's contracted financial services firm, has advanced a total of $165,104, by way of a loan at 10% interest per annum, as of September 30, 2002 to fund operational needs of the Company. These funds, in combination with Forbes Investment's equity investment of $136,000, have created the liquidity necessary for the Company's continued growth and development. A related party, and shareholder to the Company, has loaned Gravitas International Inc. $19,000 for the purchase some equipment necessary for deployment throughout the theme parks for Beta Testing. As of September 30, 2002, the Company has purchased $11,000 dollars in equipment for this purpose, which the Company has leased to RX Imaging pursuant a lease agreement entered into in August 2002.

The Company has no lines of credit available to it at this time. There is no assurance that additional capital will be available to the Company when or if required.

Over the next three years, the Company expects to receive licensing fees and royalties from RX Imaging. Under the licensing agreement, RX Imaging is to pay Gravitas a $250,000 licensing fee on the first, second and third anniversary dates of the licensing agreement. Further, RX Imaging must pay royalties in the amount of $250,000 on the first anniversary date of the licensing agreement and $150,000 on the second and third anniversary dates of the licensing agreement. Additionally, as part of that agreement, Gravitas secured an exclusive option to acquire all of assets of RX Imaging, Inc. As RX Imaging is a seasonal business, the Company expects that the majority of the licensing fees owing will come in the first quarter of 2003. For the quarter ending September 30, 2002 an additional $21,102 has been advanced to RX Imaging for the purpose of beta testing and deployment of Gravitas Software and hardware configurations throughout specified locations. The current total advances to RX Imaging are $111,855 as of Sept 30, 2002. As of September 30, 2002,an allowance for doubtful accounts of $59,935 has been recorded on the balance sheet. This pertains to the unsecured portion of the currently outstanding loans to RX Imaging, which management believes may not be collectible.

The Company purchased $11,000 dollars worth of digital equipment and computers for an equipment lease for the largest licensee of the Gravitas Software Platform. This equipment was necessary to beta test and prove out the business model as it pertained to the Theme Park photography industry. This lease is listed as a receivable and paid quarterly to Gravitas.

Although the Company expects to have continued losses in the forth quarter of fiscal year 2002, management believes that the losses will decrease in subsequent periods.

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


Item 2.  Changes in Securities.

               The company issued 618,182 common shares by way of Private Placement under Regulation S at a deemed price of $0.22 per share.

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

                                          Gravitas International, Inc.
                                          --------------------------------------
                                          (Registrant)



Date:  November 14, 2002                  By:  /s/ Larry Shaben
                                             -----------------------------------
                                             Larry Shaben
                                             Chairman/Director


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  November 14, 2002                  By:  /s/ Vance Campbell
                                             -----------------------------------
                                             Vance Campbell
                                             President and Directors



Date:  November 14, 2002                  By:  /s/ Dr. C.J. Weinstein
                                             -----------------------------------
                                             Dr. C.J. Weinstein
                                             Director



Date: November 14, 2002                   By:  /s/ Larry Shaben
                                             -----------------------------------
                                             Larry Shaben
                                             Director and
                                             Chairman of Board of Directors

For your public clients, please note the Certification requirement of Sarbanes Oxley as of July 31, 2002 by CFO's and CEO's:

                                 CERTIFICATIONS


I, Collin Vance Campbell, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of GRAVITAS INTERNATIONAL, INC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

          a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/
                                       ---------------------------------
                                       Chief Executive Officer

                          GRAVITAS INTERNATIONAL, INC
                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Gravitas International, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Collin Vance Campbell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     /s/
---------------------------------
Chief Executive Officer
November 14, 2002

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

So Certified this 14th day of November, 2002

Signed:  "Colin Vance Campbell"
       CEO Gravitas International

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