Form 10KSB
period 2002-12-31
GRAVITAS INTERNATIONAL INC
filed 2003-04-15
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                        6320 South Sandhill Road, Ste. 9
                               Las Vegas NV 89120
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                1-(800) 447-2220
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year $ 55,528.00

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2003 was $ 2,143,488.75 based on a closing bid price of $0.13/share.

At March 31, 2003., 16,488,317 shares of common stock, par value $.001 per share (the registrant's only class of voting stock) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Registrant's 8-K 12g-3 dated May 12, 2000 is incorporated by reference into Part III of this Report.

                          GRAVITAS INTERNATIONAL, INC.
                                   FORM 10-KSB
                   for the fiscal year ended December 31, 2002
                                TABLE OF CONTENTS

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

PART F/S

Financial Statements

PART IV

ITEM 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-k
ITEM 14.  Internal Controls

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

     a) Company Background.

Gravitas International, Inc. (the "Company" or "Gravitas") was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The Company became a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

On September 24, 1999 the Company changed its name to WTAA International, Inc., and pursued operations in the industry of bottled water. With the increased interest in technology and the internet over the preceding two years the company was unable to sufficiently fund the ongoing business of bottled water and embarked on a change of business. On February 8th 2001 the Company announced its intention for the re-organization of the Company. On October 23rd 2001 the Company changed its business focus to the industry of digital photography and on December 6th 2001 completed its final name change to Gravitas International Inc. The Company., is in the business of acquiring and consolidating photography related operating businesses and adding additional revenue through internet related revenue streams.

On November 14, 2001, the Company acquired 100% of the issued and outstanding common shares of Evolution Marketing Systems, Inc("EMSI"), a software development company focused in the industry of digital photography and email marketing software, for total consideration of 1,500,000 common shares in Gravitas. The Company changed the name of EMSI to Gravitas Digital Communications in November of 2001.

On September 19, 2002, Gravitas Digital Communications announced the completion of its first suite of advanced digital photography and online marketing solutions.

          1.     Licenses

In March 1999, the Company entered into a license agreement for the use of licensed material on the labels of bottled water. With the change of business occurring on October 23rd 2001 this license agreement was no longer applicable to the ongoing business of the company.

During the fiscal year 2000, the Company entered into various license agreements within the bottled water industry. With the change of business occurring on October 23,2001 these license agreements are no longer applicable to the ongoing business of the company. During the fiscal year 2000, the Company expensed $150,000 representing previously capitalized royalty and license fees from terminated contracts within the bottled water business. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination of licenses surrounding the bottled water operations. As of December 31, 2002, remaining royalty and license fees payable include $135,000 due under these terminated agreements. As a result of the companies change of business, these fees are currently being settled through settlement agreements. (legal proceedings)

During the fiscal year 2001, the Company granted a license for the use of their proprietary digital photography software to Snap-Email Inc., a Nevada based Private Company. The license allowed Snap-Email Inc., the worldwide rights to the use of the Gravitas International software and business platform specifically for the use in Theme and Amusement Parks. Snap-Email purchased the license for a fee of $750,000.00 to be paid over a 3 year period of $ 250,000/annum beginning January 1st 2002. As a result of Snap-Emails inability to complete on its intended growth strategy, and as after defaulting on its first payment due December 2002, the Company has rescinded its license as stated by the agreement.

          2.     Acquisitions

In November 2001, the Company executed a letter of intent to acquire an interactive marketing company, for a total consideration of 1,500,000 common shares, and 750,000 warrants. On November 14, 2001 the Company acquired 100% of the issued and outstanding shares of Evolution Marketing Systems Inc(EMSI). Upon closing, Gravitas delivered to EMSI's shareholders 500,000 common shares (the "First Gravitas Shares"), and 250,000 warrants (the "First Warrants"), exercisable to purchase up to an aggregate of 250,000 common shares at $0.75 per share at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the Closing Date. 250,000 common shares of the 1,500,000 will be registered by Gravitas, which if approved by the SEC would make those shares free trading, although subject to affiliate rules. It is envisioned that these registered shares would be allocated to the founders of EMSI. Gravitas is in the process of preparing a registration statement with respect to shares acquired under a recent private placement, and will include the EMSI shares within that application so as to expedite the process, which is anticipated to take no less than six months, although no assurances can be given in that regard.

The remaining part of the Purchase Price, namely the 1,000,000 common shares and 500,000 warrants, will be held in escrow, with such shares and warrants vesting to the vendors on the following basis: The next 500,000 common shares (the "Second Shares") and 250,000 warrants (the "Second Warrants") on the date (the "First Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with accounting principles generally accepted in the United States, totals $100,000. The exercise price on the Second Warrants will be established at the closing price of the Purchaser on the Vesting Date, and such Second Warrants will be exercisable at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the First Vesting Date.

Then the remaining 500,000 common shares (the "Third Shares") and 250,000 warrants (the "Third Warrants") on the date (the "Second Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with accounting principles generally accepted in the United States, totals $200,000. The exercise price on the Third Warrants will be established at the closing price of the Purchaser on the Second Vesting Date, and such Second Warrants will be exercisable at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the First Vesting Date.

As part of the agreement of purchase and sale of EMSI, it was agreed that in order for the shareholders of EMSI to receive the "Second and Third Shares" and or the "Second or Third Warrants" the individual shareholders must remain as ongoing employees or affiliates of Gravitas Digital Communications Inc., until the shares had been released from escrow based upon the outlined escrow criteria. As of December 31, 2002 only 3 of the original shareholders of EMSI remain or are affiliated with the Company.

Consequently, the remaining part of the Purchase Price, namely, 732,000 common shares and 366,000 warrants, is held in escrow, with such shares and warrants vesting to the vendors on the following basis; the next 366,000 common shares (the "Second Shares") and 183,000 warrants (the "Second Warrants") on the date (the "First Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with accounting principles generally accepted in the United States, totals $100,000 (United States funds). The exercise price on the Second Warrants will be established at the closing price of the Purchaser on the VeAs part of the agreement of purchase and sale of EMSI, it was agreed that in order for the shareholders of EMSI to receive the "Second and Third Shares" and or the "Second or Third Warrants" the individual shareholders must remain as ongoing employees or affiliates of Gravitas Digital Communications Inc., until the shares had been released from escrow based upon the outlined escrow criteria.
As of December 31, 2002 only 3 of the original shareholders of EMSI remain or are affiliated with the Company.

Consequently, the remaining part of the Purchase Price, namely, 732,000 common shares and 366,000 warrants, is held in escrow, with such shares and warrants vesting to the vendors on the following basis; the next 366,000 common shares (the "Second Shares") and 183,000 warrants (the "Second Warrants") on the date (the "First Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with accounting principles generally accepted in the United States, totals $100,000 (United States funds). The exercise price on the Second Warrants will be established at the closing price of the Purchaser on the V sting Date, and such Second Warrants will be exercisable at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the First Vesting Date. As of December 31, 2002 the escrow release provisions have not been met.

Due to contingent nature of this consideration, no adjustment was made to record issuance of 1,000,000 common stock share and such shares were not included in computations of net loss per share or statement of stockholders deficit.
Neither the 1,000,000 shares nor 500,000 warrants were included in computation of total purchase price.

Due to common ownership of two companies (EMSI and Memoremail), total consideration paid was considered to be consideration for assets acquired from both companies. Therefore, total tangible assets of both Memoremail and EMSI are included in the table presented below for the purposes of purchase price allocation. The balance of previous advances to Memoremail that were still outstanding at the time of the consummation of EMSI acquisition ($131,672) were written off as of the date of this acquisition.

The acquisition was accounted for in accordance with SFAS 141 and resulted in $77,653 in acquired in-process research and development related to undeveloped imaging technology acquired from EMSI, which was expensed at the time of the acquisition.

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


          3.     Acquisition Deposits

In October 2000, the Company executed letters of intent to acquire two bottling Companies. The purchase price was subject to adjustment upon the completion of standard due diligence conducted by the Company. The Company advanced $250,000 towards the target acquisitions and allotted for a three month due diligence process for further completion of the deal. In addition, the Company was to advance $500,000 that would be collateralized by short-term notes receivable. No funds were advanced as of December 31, 2000.

Subsequent to the fiscal year ended December 31, 2000, in January 2001, the company paid $31,000 to extended its right to acquire equity interests in the bottling companies to February 28th 2001. On February 9, 2001, the company made a standard commercial loan in the amount of $500,000, which funds were used to purchase equipment and upgrade the production facility of the intended acquisition company. These loans bear interest at 8% and required monthly repayments of interest, commencing on March 9, 2001, and principal, commencing on May 9, 2001. Interest payments were paid as agreed. These loans were secured by a lien on machinery acquired with the aforementioned advances. In Aug 2001 the loan balance was settled for $350,000.

The due diligence conducted on the target companies in February 2001 indicated that the financial performance of the target companies was below what was previously expected. With the increasing interest in the technology and Internet industries many bricks and mortar businesses including bottled water became difficult to finance. Accordingly, management terminated negotiating with the target companies

     b)   Description of Business

Gravitas International Inc. utilizes its imaging technology to develop software used for professional photographers, live event marketers and select photography related marketplaces. The Company's software systems and associated hardware enable our customers to quickly capture, archive, search, and share digital photographs and associated text and audio records.

The Company is focused on the acquisition and consolidation of leading photography companies currently operating in the theme park/attraction, destination resort/casino, cruise ship and mass attendance event industries worldwide. The Company's software and technology solutions enhance the value of existing photography businesses by adding the additional revenue associated with internet marketing, product sales, data management, and e-commerce, and photo archiving.

          1.     Gravitas Solution

Gravitas International Inc. provides a digital imaging solution to a number of guest or visitor-based industry sectors that typically operate with legacy/analog or photo-only digital systems. Gravitas has captured strategic ground positioning the company, via acquisition, to deploy its proprietary digital technology within several recognized and high volume companies with existing infrastructure and positive operating histories. Gravitas will overlay its proprietary and web-enabled systems on these companies, redefining their day-to-day operations and business models by reducing costs, adding new revenue streams and improving profits.

Gravitas Digital Communications has produced a suite of software for the live event, and professional photography markets. The software allows professional photographers and event photographers to digitally capture images, manipulate them to create custom packages with custom HTML marketing "Skins", then store the images within an associated database. They can then print the digital images instantly or send them via the Internet virus free with no attachments. All photos taken and archived through the software can also be purchased instantly online through an integrated e-commerce photography site, and any products purchased are delivered within 2 days to over 128 Countries around the world. The software enables the simultaneous capturing of text, written, or audio information to be associated with the photographs taken. Our customers use the software products in a wide variety of ways including, on-location event photography, ride photography in the themed attraction and amusement industry, and "Photos with Santa" style photo ops, and convention or trade show photography and registration.

     c)  Industry Background

          1.     Industry Information

A recent Kodak-Roper Starch Technology Study, conducted with 155 senior US business and technology executives at US companies revealed a high degree of interest in info-imaging technology.

Nearly 90 per cent of those surveyed considered the sector a key growth category, and stated they were likely to invest in info-imaging technology over the coming five years. In addition, more than 70 per cent believed images are essential to the growth of e-commerce, and will continue to fuel new Internet markets.

"Most people think of pictures only as a great way to save personal memories," said Daniel A. Carp, Chairman, President and CEO of the Eastman Kodak Company. "Increasingly, technology makes it possible for pictures to significantly impact the way businesses serve their customers and make money. Through info-imaging, we see images-moving and still-as a key driver of value, growth and understanding."

Of those surveyed the following technologies and devices were selected for growth over the next five years:

     - Wireless communications              97%
     - PDAs and handheld computers          94%
     - Broadband in the home                89%
     - Info-imaging                         87%
     - Streaming video on the Internet      86%

          2.     Digital Photography Market

We believe our technology has emerging applications in markets related to Ride photography, Casino and Resort photography, cruise ship photography and professional photography. All photographers can use our software to capture digital photos of subjects, allow re-touching of photos, and combine them with text, audio, written, and swiped data, and to create templates and custom HTML marketing pieces for future marketing and e-commerce revenues.

     d)   Products and Services

The Company's solution provides end-to-end digital imaging to those photography companies still using analog photo capture, processing and distribution systems, as well as digital photo-only systems. The progressive combination of these three components is delivered through Gravitas' proprietary technology.

The solution allows for the integration of software and hardware that facilitates the capture of images, audio, text and personal information. The solution also offers a range of management and marketing tools, allowing the operator to customize, monitor and manage all data and aesthetics of the end-user experience.

The unique solution links a digital camera with a tablet PC and server, enabling the simultaneous capture and storage of high quality photographs, email addresses and personal data. The photographs can be printed and purchased at the captured location or ordered online from a free, email-delivered copy.

Gravitas' proprietary technology matches the digital photograph with the subject's email address and delivers the photo, in the form of a sponsored "email postcard," directly into the subject's inbox - attachment and virus-free.

Digital Photography Products

The suite of services are as follows:

MemClient - Designed for live event marketing and one to one data collections. This software application runs a direct download, , from a digital camera to a computer. After a picture is taken, the software allows voice, written, audio, and video messaging to accompany the photograph and allows all of the information to be instantly uploaded to a dedicated photo/data server.

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

MemLink - This application links custom equipment with data and photos. When a picture has been taken, a barcode can be scanned that has associated data. That information will instantly develop a photo gallery on behalf of the person/entity who's data is listed on the barcode. Recipients can retrieve their photos by presenting their barcode at the event or at a later time by logging on to the internet photo gallery with the barcode id.

Ride Systems - Designed for theme parks and ride systems. The software creates themed backgrounds, logos, framing, overlays, picture in picture and 3-D effects with absolutely no delay in the picture print time of 30 seconds.

     e)  Our Strategy

Key elements of our strategy for growth include the following:

          1.     Acquire Businesses That Enhance Our Strategic Position

We may acquire additional businesses that will complement our growth strategy and enhance our competitive position in our current markets and other markets that utilize our core imaging technology. Our initial focus is on themed attractions and amusement photography.

          2. Expand into Related Applications within the Live Event Industry Through Acquisition.

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

     f)   Sales and Marketing

We market and sell our products through our direct sales force, as well as through strategic alliance and reselling relationships within the photography or live event industries. We have sales and account representatives and resellers based in Canada, in British Columbia, Alberta, Ontario, and in the United States in New York, Las Vegas, and Arizona. Our senior executives within the Company also act as sales representatives for our products and services.

We also work with companies that offer complementary products, where value is created through product integration. Through teaming arrangements we are able to enhance our products and to expand our customer base through the relationships and contracts of our strategic partners.

Our product itself becomes a sales channel, as every time the product is in use at a tradeshow, event, convention, or within a Theme park, the product is being displayed and marketed by the on-site sales force. As the product being produced is then delivered instantly through the Internet, when the product arrives at its destination, there is additional branding and marketing associated that enables significant exposure of the product.

     g)   Customers

Currently our customer base is focused 100% on the live event and convention business marketplace. Our customers for our live event digital solutions includes domestic and foreign marketing agencies, public and private sector companies, many of which are Fortune 500 or Fortune 1000 companies. We believe that over the ensuing year the Company will be expanding in the area of Themed Attractions and Amusement Park photography as well as other unique photography marketplaces and our customer base will expand accordingly.

     h)    Competition

We are not able to identify specific competitors that are focused on the acquisition and consolidation of current photography companies active in the industry sectors as outlined.

While there are a number of similar and competitive technology systems and solutions being offered in the industry sectors as outlined, Gravitas plans to deploy its proprietary technologies and solutions within the acquired companies.

     i)  Employees

As of December 15, 2002 and with the completion of the software development, the Company reduced its staff to four executives. The Company also employs a number of part time employees and technical, marketing, and financial consultants on an as needed basis. As of December 15, 2002, there are three board members and the Company is looking to add an additional two board members within the second quarter of 2003.

     j)  Risk Factors

  1. We currently have limited cash resources and need additional funding to finance our working capital requirements during the next twelve months.

We currently require financing to fund our anticipated working capital requirements during the next twelve months. We anticipate that our existing resources will not be sufficient to enable us to maintain our current and planned operations for the next twelve months and the report of our independent accountants included with this annual report places emphasis on the uncertainty regarding our ability to continue as a going concern. We are seeking additional funding through public or private equity or debt financing. There can be no assurance that additional financing will be available on acceptable terms, or at all. If we are required to sell equity to raise additional funds, our existing shareholders may incur substantial dilution and any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding Common Stock. Also, we may be required to obtain funds through arrangements with third parties that require us to relinquish rights to certain of our technologies or products that we would seek to develop or commercialize ourselves.

   2. We have a history of significant recurring losses totaling approximately $ 5,673,329 and these losses may continue in the future.

As of December 31, 2002, we had an accumulated deficit of $5,673,329, and these losses may continue in the future. We may need to raise capital to cover these losses, and financing may not be available to us on favorable terms. We expect to continue to incur significant sales and marketing, research and development, and general and administrative expenses. As a result, we will need to generate significant revenues to achieve profitability and may never achieve profitability.

  3. Our lengthy acquisition cycle may cause us to expend significant resources for as long as one year in anticipation of an acquisition, yet we still may fail to complete the acquisition.

When considering the purchase of a large event or themed attraction photography company it may take as long as a year to evaluate the company negotiate the terms and obtain approval for the purchase. If we fail to complete a acquisition, we will have expended significant resources and received no revenue in return. Generally, the Company will need to consider a tremendous amount of due diligence on a wide range of issues before committing to purchase a company

  4. We may fail to create new applications for our products and enter new market, which may affect our future success.

We believe our future success depends in part on our ability to develop and market our technology for applications in addition to themed attraction and live event photography. If we fail in these goals, our business strategy and ability to generate revenues and cash flow would be significantly impaired. We intend to expend significant resources to develop new technology, but the successful development of new technology cannot be predicted and we cannot guarantee we will succeed in these goals.

  5. We do not have U.S. or foreign patent protection for any of our products, and a competitor may be able to replicate our technology.

Our business is based in large part on our technology, and our success depends in part on our ability and efforts to protect our intellectual property rights. If we do not adequately protect our intellectual property, our business may be seriously harmed. We do not have patent protection for any of our products.

  6. Speed to market through consolidation and acquisition will be a key factor in the companies ability to succeed. The advent of digital into the photography industry has enabled significant change and therefore significant opportunity. Speed to market in the area of consolidation and acquisition is paramount to the success of this company. The company will need to expand and acquire quickly requiring additional management and financial resources.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's principal business address is located at 6320 South Sandhill Road, Ste. 9 Las Vegas NV 89120,. Gravitas Digital Communications, the Company's wholly owned subsidiary, has offices located at 2610-520 Pike St. Seattle, Washington, 98101 and subleases a software development office located at 659A Moberly Rd, Vancouver, BC Canada V5Z 4B2. As of January 31, 2003, the Company has terminated its sublease agreement for the software development office located in Vancouver British Columbia and is looking to expand its Las Vegas office.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

As of February 15, 2003, there is currently 5 known material lawsuits or claims made against the Company.

1. Steven Nickolas vs. WTAA International, Inc. (District Court Clark County, Nevada, action # A425635, commenced October 13, 2000). Steven Nickolas a former employee of the Company filed a complaint alleging that the Company failed to compensate him for performance and seeks damages of 250,000 common shares. The Company has filed a defense and counterclaim alleging that Steven Nickolas has breached the employment and the exclusivity agreements and seeks court ordered damages. In December 2002, an offer of settlement was made by Nickolas for $ 75,000. The Company rejected his offer and countered for $5,000. The case is still pending and is scheduled to go to court in September of 2003.

2. Sony Consumer Products Ltd vs. WTAA International, Inc. This claim was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $ 30,000. As of December 31, 2002, the remaining balance owing was $15,000. The balance owing is anticipated to be paid off by June of 2003.

3. Universal Studios Licensing Inc. vs. WTAA International Inc. This was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $ 50,000 and 50,000 shares. A share adjustment formula was included if the stock price was below $ 0.28per share. As of December 31, 2002, the remaining balance owing to Universal is 50,000 shares, due to the Company's stock price falling below $ 0.28 per share. The balance owing is anticipated to be paid off by June of 2003.

4. Madech Financial Services Inc. vs. Memoremail Corp., Kevin Hayden, and WTAA International, Inc. (Vancouver, BC Canada, Vancouver Registry, action #S021150) Madech is asserting they advanced money to Memoremail that was subject to trust conditions. There is no schedule for proceedings. Madech Financial Services Inc. has attempted to establish settlement talks with Gravitas International Inc., however, upon the advice of legal council Gravitas has been advised to take the claims to court. It is the opinion of Gravitas' counsel that the suit is frivolous.

5. Evergreen Building Ltd. vs. Memoremail Corp et al. Evergreen Building Ltd. was the landlord of MemorEmail Corp., and enforced a personal claim against Kevin Hayden when Gravitas International Inc., exercised its security agreement and acquired the assets of Memoremail Corp. for the funds it had invested. As a part of the employment agreement between Kevin Hayden and Gravitas Digital Communications Inc., Gravitas agreed to take responsibility for the claim. The claim has since been settled for a total of $ 25,323. As of December 31, 3002, the Company has a balance due of $5,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

 No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                   PART II

ITEM 5.  MARKET FOR COMMON EQUITIES AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------

     (a) Market Price

The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board.

As of December 30, 2002, the Company had approximately 262 shareholders of record of its common stock. The company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

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

2000               High      Low
--------------------------------
1st Quarter      43.1250  7.5000
2nd Quarter      15.9375  1.6410
3rd Quarter      11.9535  2.3430
4th Quarter       8.4375  0.9375

2001                High     Low
--------------------------------
1st Quarter         0.88    0.34
2nd Quarter         0.75    0.27
3rd Quarter         0.65    0.50
4th Quarter         0.83    0.26

2002                High     Low
--------------------------------
1st Quarter         0.80    0.41
2nd Quarter         0.75    0.25
3rd Quarter         0.46    0.19
4th Quarter         0.32    0.12

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

     (d) Transfer Agent.

     The Transfer Agent for the Company's Common Stock is Nevada Agency and Trust, located at 50 West Liberty St. Suite 880 Reno, Nevada 89501.

     (e) Recent Sales of Unregistered Securities

On February 22, 2001, the Company announced a 15:1 share consolidation (otherwise known as a "reverse split"). The below securities transactions have been accounted for post share consolidation and therefore do not represent the amount of shares initially issued to the recipients or the share price pre-consolidation.

As of December 31, 2002, the Company has 12,485,918 restricted shares and 4,002,457 shares eligible for trade, for a combined total of 16,488,317 total issued and outstanding. The following is a consolidated breakdown of the share issuances that have occurred to make up these numbers.


 Equity transactions
     Reg S
From January 1, 2000 up to and including December 31, 2002, the Company completed numerous private placements under Regulation S whereby it issued an aggregate of 10,597,335 restricted shares of the Company's Common stock in exchange for $ 2,325,148, which proceeds were used to fund the Company's immediate working capital needs.

     Reg D 504
From January 1, 2000 up to and including December 31, 2002, the Company completed numerous private placements under Regulation d 504 whereby it issued an aggregate of 3,600,000 restricted shares of the Company's Common stock in exchange for $ 360,000 which proceeds were used to fund the Company's immediate working capital needs.

     Reg S  Exercised Options
From January 1, 2000 up to and including December 31, 2002, there was 500,000 options that were exercised by a consultant to the Company at an exercise price of $0.50 per share.



Shares for Compensation.

     Reg D 504
From January 1, 2000 up to and including December 31, 2002, the Company completed two transactions under Regulation d 504 whereby it issued an aggregate of 200,000 restricted shares of the Company's Common stock in exchange for the services rendered by the Company's directors and 500,000 restricted shares of the Company's Common stock in exchange for the acquisition of EMSI.




ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF
-------------------------------------------------------------------------------
OPERATIONS
----------


The following discussion and analysis of the results of operations and the Company's financial position should be read in conjunction with the audited consolidated financial statements and accompanying notes.

OVERVIEW

During 2001, the Company discontinued its bottled water business and embarked on the development of proprietary software and technology solutions in the digital photography business.

The Company has incurred recurring losses from operations and has a total accumulated stockholders' deficit of $5,673,329 as of December 31, 2002. The continued operation of the Company will require a commitment of substantial cash.

During 2002, the Company spent in excess of $135,000 on research and the development of proprietary software and technology solutions that enhance the value of existing photography businesses by adding the additional revenue associated with internet marketing, product sales, data management, and e-commerce. Gravitas provides a digital imaging solution to a number of guest or visitor-based industry sectors that typically operate with legacy/analog or photo-only digital systems.

The Company is in the process of identifying and negotiating strategic acquisitions to deploy its unique and proprietary digital technology within several recognized and high volume companies with existing infrastructure and positive operating histories. Gravitas will overlay its proprietary and web-enabled systems on these companies, redefining their day-to-day operations and business models by reducing costs, adding new revenue streams and improving profits.

The Company will need to raise substantial additional capital to fund its operations and planned acquisitions. The Company will seek such additional funds through public or private equity or debt financing. The Company has no lines of credit available at this time. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for the success of its future operations.

OPERATIONS

For the year ended December 31, 2002, the Company had a net loss of $1,587,454 or $0.10 per share compared with a loss of $1,980,176 or $0.18 per share in 2001 and $1,361,851 or $1.62 per share in 2000. The loss in 2002 was comprised primarily of general and administrative expenses and research and development expense in connection with new digital photography technology. The loss in 2001 was comprised primarily of general and administrative expenses and various write-offs of deposits, licensing and notes relating to the discontinued bottled water business. The loss in 2001 and a portion of the loss in 2002 related to the discontinued bottled water business. The balance of the loss in 2002 represented the additional administrative and organizational expenses in connection with establishing the new digital photography business.

Revenue for the year ended December 31, 2002 was $55,528 compared with $12,047 in 2001 and $34,821 in 2000. Revenue in 2002 represented initial contract revenue from the digital technology the Company had developed during the year and was earned during the last six months of 2002. Revenue in 2001 represented miscellaneous rental income. Revenue in 2000 represented leasing fees from the discontinued bottled water business.

Cost of sales for the year ended December 31, 2002 was $111,663 compared with $0 in 2001 and $48,185 in 2000. Cost of sales in 2002 exceeded revenues due to aggressive discounting on the Company's digital photography services in order to achieve initial sales from the new technology. Cost of sales in 2000 represented expenses associated with earning the license fee revenues. There was no cost of sales in 2001 because the company had no operating revenue due to a change of business from the bottled water industry.

General selling and administrative expense for the year ended December 31, 2002 was $1,185,620 compared with $1,217,404 in 2001 and $504,391 in 2000. Included in general, selling and administrative expense in 2002 was $161,003 for operating expenses, $240,000 for financial advisory services, and $120,000 for investor relation's services charged by a related party. Included in general selling and administrative expense in 2001 was $432,000 for operating expenses and, and $445,000 for investor relationship services charged by a related party. The balance of general selling and administrative expense in 2002, 2001, and 2000 years was comprised of wages, professional fees, rent and office supplies and services. The decrease in general and administrative expense for the year ended December 31 2002, was due to a less administrative expenses associated with consulting. In November 2002, the Company laid off most of its work force due to financial restraints and the fact that the development phase of the Company's software had drawn to a close.

Research and development expense for the year ended December 31, 2002 was $135,721 compared with $0 in 2001 and $0 in 2000. Research and development expense was comprised mainly of administrative overhead and rent allocated to software development activities to produce a suite of software for the live
event, and professional photography markets.   In addition, $135,181 of direct
wages, benefits and consulting fees in connection with the proprietary software was capitalized during the year. The software allows professional photographers and event photographers to digitally capture images, manipulate them to create a custom packages with custom HTML marketing "Skins", then store the images within an associated database. They can then print the digital images themselves or send them via the Internet virus free with no attachments. All photos taken and archived through the software can also be purchased instantly online through an integrated e-commerce photography site, and any products purchased are delivered
within 2 days to over 128 Countries around the world.   The software enables the
simultaneous capturing of text, written, or audio information to be associated with the photographs taken. Our customers use the software products in a wide variety of ways including, on-location event photography, ride photography in the themed attraction and amusement industry, and "Photos with Santa" style photo ops. In 2001 research and development expense was comprised mainly of administrative overhead, rent and wages during the pre-technical feasibility stage. In 2001, the Company wrote off research and development costs in the amount of $ 77,653, which was purchased in the EMSI acquisition.

Depreciation for the year ended December 31, 2002 was $51,048 compared with $7,057 in 2001. The increase in 2002 was due to a higher investment in capital
assets, primarily computer equipment and software.   Amortization of capitalized
software costs for the year ended December 31, 2002 was $19,267 compared with $0 in 2001. Amortization of capitalized software cost is computed on a three-year straight-line basis and began September 15, 2002 upon the commercial launch of the software products.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations:
Negative cash flow from operations excluding changes in operating assets and liabilities was $1,075,199 for the year ended December 31, 2002 compared with $1,207,428 in 2001 and $883,022 in 2000. The improvement in 2002 compared with 2001 was primarily due to a decrease in the cash component of general and administrative expenses offset by an increase in research and development expense. The increase in negative cashflow in operations in 2001 compared with 2000 was due to increased administrative overhead.

INVESTING ACTIVITIES:
Investment in capital assets for the year ended December 31, 2002 was $104,880 compared with $0 in 2001 and $0 in 2000. The increase in 2002 was due to the purchase of computer equipment and related software necessary to develop the Company's digital photography technology. Investment activities in 2001 amounted to $286,883 and represented the write-off of acquisition deposits and a loss on the sale of notes receivable, all in connection with the Company's discontinued bottled water business. Investing activities in 2000 represented a $45,000 acquisition deposit.

Investment in capitalized software costs during the year ended December 31, 2002 was $135,181 compared with $0 in 2001 and 2000. The amounts capitalized in 2002 represent wages and consulting fees directly related to the development of the Company's proprietary software subsequent to establishing technical feasibility.

FINANCING ACTIVITIES:
During the year ended December 31, 2002, the Company raised $486,000 from the issuance of common stock and the exercise of stock options compared with $1,301,000 in 2001 and $ 780,000 in 2000. In addition, a related party advanced funds in the amount of $314,961 on a non-interst bearing basis.

Cash resources and liquidity:

The Company had a working capital deficiency of $1,278,895 at December 31, 2002 compared with $301,475 at December 31, 2001. The deterioration in working capital was primarily due to an increase in accounts payable, related party payable and advances from a related party. These financial statements do not reflect adjustments in the carrying value of the assets and liabilities, income statements items and balance sheet classifications that would be necessary if the going concern assumption were not appropriate.

Working capital requirements and funds required to consummate certain targeted acquisitions in order to carry out the Company's expansion business plan are estimated to be in excess of $3,500,000. The Company's ability to continue as a going concern is dependent on its ability to obtain debt or equity financing for its working capital and investing requirements.

Management is in discussions with Jupiter Capital Ventures Inc., a related party and major creditor to the Company, on raising the capital necessary to fulfill on the business objectives of acquisition and consolidation. As of March 2003, Jupiter Capital Ventures Inc. has reported that it is in final negotiations with two third party investment groups to fund the first two acquisitions that the Company has identified. While there can be no assurance that such discussions will conclude successfully, management feels confident in Jupiter Capital's ability to perform.

Risks and Uncertainties:
The digital photography industry is becoming more competitive in all its phases. The Company competes with many other companies who have greater financial resources and experience. The demand for the Company's services is dependent on the financial health of the retail sector and cannot be controlled. There is no certainty that the monies spent on research and development will result in commercially viable products or services.

The Company has limited financial resources, no sources of operating cash flow and no assurances that sufficient funding, including adequate financing, will be available to conduct further research and development or the consummation of certain acquisitions. Failure to obtain additional financing could result in the demise of the business.
Outlook:

In March 2003, the board of directors of Gravitas International Inc. welcomed Robin Lecky as the new President and Chief Executive Officer and Edward Shapero of, New York, as the new Chief Financial Officer. Robin Lecky and Edward Shapero have extensive background in the area of mergers and acquisitions as well as a number of influential contacts within the entertainment and advertising industry. They join Vance Campbell, Chief Operating Officer and Director.

The Company has identified a number of acquisition targets focused on the consolidation of leading photography companies currently operating in the theme park/attraction, destination, resort/casino, cruise ship and mass attendance event industries worldwide. The Company has developed proprietary software and technology solutions that enhance the value of existing photography businesses by adding the additional revenue associated with internet marketing, product sales, data management, and e-commerce.

Gravitas provides a digital imaging solution to a number of guest or visitor-based industry sectors that typically operate with legacy/analog or photo-only digital systems. Gravitas has captured strategic ground positioning the company, via acquisition, to deploy its unique and proprietary digital technology within several recognized and high volume companies with existing infrastructure and positive operating histories. Gravitas will overlay its proprietary and web-enabled systems on these companies, redefining their day-to-day operations and business models by reducing costs, adding new revenue streams and improving profits.

Gravitas' marketing and growth strategy the execution through strategic acquisitionsthat will greatly expand the Company's brand and the deployment of its unique technology and solution. Additionally, and in conjunction with a widely recognized Strategic Partner, the company is developing a unique photo/email/database business and operational model for the public institution market (aquaria, zoos, science centers and artistic/educational attractions). Marketing and growth opportunities will also be generated through selected licensing agreements. Where appropriate, email postcards, digital images, fulfillment prints and equipment will feature "Powered-by-Gravitas" Gravitas branding.

Primary revenues will be derived from strategic and profit acquisitions and domestic and international licensing of the Gravitas solution. Secondary revenues will be derived from database management, third party marketing opportunities (email sponsorship), royalties from third-party sale of merchandise, e-commerce fulfillment and creative fees.

Based on Gravitas' consolidation business and growth model, revenue estimates are significantly influenced by the timing and size of completed acquisitions. For the fiscal year ending December 31, 2003, subject to the Company's ability to obtain debt or equity financing, the company expects to have completed the acquisition of two US-based companies currently operating in the targeted industries outlined previously. Gravitas is now in active discussions and negotiations with a number of potential acquisition candidates. In each case the candidate companies are widely known and considered leaders in their respective spheres of activity. Each company would be ranked by revenue size in the top three in their fields.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

The financial statements and supplementary data to be provided pursuant to this
Item 8 are included under Item 14 of this report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------

Since January 15, 2001, there have been no changes in and disagreement with accountants.


PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
---------------------------------------------------------------------

The following table identifies the Company's directors, executive officers and certain other key employees as of February 28, 2003. Directors are elected at the Company's annual meeting of stockholders and hold office until their successor are elected and qualified. Larry Shaben was elected to the board in February of 2001 and remains as the Chairman and Director of the Company. In August of 2001 Vance Campbell was appointed by the board to act as a director. The third board member of the Company is Dr. Jamie Weinstein, who has been a director and member of the board since of 2000. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board. The date of the Company's 2002 Annual General Meeting of Stockholders has not yet been set.


         Name               Position(s) Held    Term as Director Expires
--------------------        ----------------    ------------------------

Larry Shaben                   Chairman                  2003
Dr. C.J. Weinstein             Director                  2003
Colin Vance Campbell           Director                  2003

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

Mr. Shaben is also a member of the audit committee, along with Mr. Frank Phillet, and Mr. Graham Douglas.

As of March 2003 the board of directors announced the appointment of a new President and Chief Executive Officer as well as a new Chief Financial Officer. Mr. Robin Lecky of Vancouver British Columbia, and Mr. Edward Shapero, of New York, have joined the Executive team. Robin Lecky will replace James Riley as the President and CEO of Gravitas International. Edward Shapero has accepted the position of Chief Financial Officer.

Robin Lecky, CEO - Mr. Lecky has been involved in major project and event-related management, marketing, media and film production work in the US, Canada and abroad. Projects and events have included World Expositions in Canada, Australia, the US and Spain, the 1988 Olympic Winter Games, plus a number of leading international corporations. Themed attraction projects have included the American Museum of Natural History, the Smithsonian Institution, Gettysburg National Park and the Museum of Man, as well as theme parks in Singapore and Korea. He was founder of Simons Palmer & Lecky Advertising (now Palmer Jarvis DDB) and Creative House Productions.

Edward Shapero, Chief Financial Officer - Mr. Shapero is a New York-based Chartered Accountant with over 20 years experience as a financial executive in Europe, Canada and the US, specializing in the entertainment industry. He has served as Chairman of SpotTaxi, now part of FastChannel Network, and New York-based Theatre.Com, which was acquired by Broadway Television Network. He was co-founder and CFO of Workin' Man Films Inc. and has worked in various capacities with Los Angeles-based financial services company, Shareholder Capital. He has also acted as senior consultant to Coopers & Lybrand (Canada), specializing in financial and management turnarounds.

Vance Cambell, Chief Operations Officer and Director- rounds out the executive team. Mr. Campbell is a well-known businessman, entrepreneur, and community leader with a reputation for innovative, cutting-edge, and winning initiatives. For over 30 years, Mr. Campbell has owned and operated venues within the hospitality industry and has been involved in financing and operations for several projects throughout British Columbia and Alberta. Mr. Campbell is actively involved with the business community, as co-founder and Chair of BARWATCH, Vice President of the British Columbia Cabaret Owners Association, and the Theatre Row Business Association. He also has served the industry as an active member of the following committees: Vancouver Downtown South Redevelopment Commission, Hospitality Industry Liquor Licensing Advisory Committee, (HILLAC), The Hospitality Industry Standing Committee on Indoor Air Quality, Surich Commission on Liquor Licensing Reform, Coalition of Hospitality Organizations, and The Vogue Restoration Society.


Business Experience:

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


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The following table summarizes the compensation for the Company's President and Chief Executive Officer and other directors and officers who received annual compensation in excess of $100,000 during the fiscal years ended December 31, 2002, 2001 and 2000:


                           Annual Compensation                 Long-term Compensation
                   Year  Salary   Bonus      Other        Securities    Restricted    LTIP
                                            Annual      under options/   Shares or   Payouts
                                         Compensation       SAR's       Restricted
                                                           Granted      Share Units
James Riley [1]    2002        -      -  $      14,409               -            -        -
President and CEO

Kevin Hayden [2]   2002  $45,391      -              -               -            -        -
President          2001  $56,700      -              -               -            -        -

[1] President and CEO, September-December, 2002

[2]  President, January 2001-August 2002

     (1) In January 1999, the Board authorized the sale of Series A preferred stock to two of the company's directors for $3,000. At the option of the holder, the preferred stock was convertible through January 31, 2004, into ten shares of common stock for each one share of preferred stock. In December 2000, the stockholders elected to convert all of their preferred shares into the Company's common stock. As a result of this conversion, the Company was obliged to issue 200,000 common stock shares (post split). Subsequently it was determined that the preferred shares had not been properly designated in the articles of incorporation and filed with the State of Florida. Therefore, these preferred shares were presented as subscribed in the accompanying financial statements. On April 25, 2001, the Board of Directors authorized 200,000 common shares be issued in full settlement of this obligation.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR Ended December 31, 2002.
Individual Grants

                            % of Total
                           Options/SARs
                       Number of Securities         Granted to
                      Underlying Options/SARs  Employees in Fiscal    Exercise or Base   Expiration
Name                          Granted                  Year             Price ($/Sh)        Date
D.Forbes Investments                  500,360                   82%  $             0.50   Exercised
David Strebinger                      100,000                   18%  $             0.50   4/19/2005
Options Cancelled
Christine Wilson                       15,000                                             Cancelled
Michael Schwarz                       125,000                                             Cancelled
Marco Babini                          250,000                                             Cancelled



AGGREGATE OPPTIONOPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                  Number of
                                                  Securities        Value of
                                                  Underlying        Unexercised In
                                                  Unexercised       the Money
                                                  Options/SARs at   Options/SARs
                                                  FY-year end ($)   at FY-year end
                          Shares acquired on      Exercisable       ($) Exercisable
Name                    Exercise Value Realized   /Unexercisable    /Unexercisable
D.Forbes Investments      500,000      $      -              360                 NA
David Strebinger                -      $      -          110,000           1/0/1900


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

RELATED PARTIES

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services, which were incurred on behalf of the Company. Such expenses are billed to the Company on a monthly basis. The Company's employs Jupiter Capital Ventures Inc. on a consulting basis for Financial and business related services. The former Chairman and CEO has controlling interest in Jupiter Capital Ventures Inc.

There is an agreement between Jupiter Capital Ventures and the Company to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services, and to pay Jupiter Capital a monthly fee for services rendered. Jupiter provides corporate finance, corporate development, and fundraising services as well as public market management services for its fee of $20,000 per month.

The Company shares a receptionist, and utilizes the corporate secretarial services of Jupiter Capital.

In January 2002, Gravitas International Inc. entered into an agreement with Jupiter Financial Services to provide the Company with investor relations and corporate communications services. The Company pays Jupiter Financial Services $ 10,000 per month as per this agreement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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

   (2) As of February 28, 2002, there were 16,488,375 common shares outstanding. Unless otherwise noted, the security ownership disclosed is of record and beneficial.

   b)  Security Ownership of Management.

   The following table sets forth certain information with respect to the beneficial ownership of each officer and director, and of all directors and executive officers as a group as of February 28, 2002.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------


In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services, which were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. Jupiter Capital Ventures invoices Gravitas monthly for the costs it expends on its behalf. Gravitas has on occasion advanced these funds in anticipation that they will be used up for the operating expenses. The Company accrued $240,000 for corporate finance fees and $161,003 for administrative fees paid by and owing to Jupiter Capital Ventures during the year ended December 31, 2002. In addition, Jupiter Capital advanced funds of $163,110 to the Company for disbursements made on the Company's behalf.

There is an agreement between Jupiter Capital Ventures and the Company to reimburse Jupiter Capital Ventures for operating expenses, such as rent, communications and business services, and to pay Jupiter Capital a monthly fee for services rendered. Jupiter provides corporate finance, corporate development, and fundraising services as well as public market management services for its fee of $20,000 per month.

In addition, Gravitas International, Inc. entered into an agreement with Jupiter Financial Services for investor relations and corporate communications services. This agreement has monthly service fees of $10,000.

In November 2001, the Company entered into a verbal sublease agreement with Jupiter Capital Ventures to sublease an office space for its subsidiary, Gravitas Digital Communications. Under the sublease arrangement monthly payments of approximately $2,700 are remitted directly to the landlord. There is no formal expiration date on the sublease arrangement

Please see Items 1 and 10 with respect to issuances of securities for services rendered by employees and directors and issuances of securities to directors in exchange for subscriptions for preferred shares.

PART F/S

Financial Statements

Attached hereto and filed as part of this 10-KSB are the consolidated financial statements.



                                 C O N T E N T S



                                                      Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS     3


CONSOLIDATED FINANCIAL STATEMENTS

     BALANCE SHEETS                                    4

     STATEMENTS OF OPERATIONS                          5

     STATEMENT OF STOCKHOLDERS' DEFICIT                6

     STATEMENTS OF CASH FLOWS                          7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        8

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Gravitas International, Inc.

We have audited the accompanying consolidated balance sheets of Gravitas International, Inc. and its subsidiary (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gravitas International, Inc. and its subsidiary, as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,587,454 for the year ended December 31, 2002 and, as of that date, its total liabilities exceeded its total assets by $1,000,883. These factors, among others, as discussed in note B, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Seattle, Washington
April 10, 2003

                            Gravitas International, Inc. and Subsidiary

                                          BALANCE SHEETS

                                           December 31,



                                              ASSETS


                                                                            2002          2001
                                                                        ------------  ------------
CURRENT ASSETS
  Cash                                                                  $       105   $    38,508
  Accounts receivable - trade                                                 1,688        19,083
  Advances to related party                                                       -        81,385
  Prepaid expenses and other current assets                                  21,306        21,194
                                                                        ------------  ------------

    Total current assets                                                     23,099       160,170

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $57,365 and
  $7,057, respectively                                                      143,143        89,311

CAPITALIZED SOFTWARE COSTS, net of accumulated amortization of $19,267
  and $0, respectively                                                      134,869        18,955
                                                                        ------------  ------------

    Total assets                                                        $   301,111   $   268,436
                                                                        ============  ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                      $   354,193   $   165,536
  Accrued liabilities                                                        92,371        24,759
  Royalty and license fees payable                                          135,000       270,000
  Related party payable                                                     405,469         1,350
  Advances from related party                                               314,961             -
                                                                        ------------  ------------

    Total current liabilities                                             1,301,994       461,645

COMMITMENTS AND CONTINGENCIES                                                     -             -

STOCKHOLDERS' DEFICIT
  Common stock - $.001 par value; 50,000,000 shares authorized               16,482        15,022
  Common stock subscribed                                                         -       330,000
  Additional paid-in capital                                              4,667,972     3,547,644
  Other comprehensive income                                                (12,008)            -
  Accumulated deficit                                                    (5,673,329)   (4,085,875)
                                                                        ------------  ------------

    Total stockholders' deficit                                          (1,000,883)     (193,209)
                                                                        ------------  ------------

    Total liabilities and stockholders' deficit                         $   301,111   $   268,436
                                                                        ============  ============



The accompanying notes are an integral part of these financial statements.

                   Gravitas International, Inc. and Subsidiary

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                    2002         2001
                                                 -----------  -----------
REVENUE
  Product revenue                                $   55,528   $        -
  Rental revenue                                          -       12,047
    Total revenues                                   55,528       12,047
                                                 -----------  -----------

COST OF REVENUE                                     111,663            -
                                                 -----------  -----------

GROSS (LOSS) PROFIT                                 (56,135)      12,047

OPERATING EXPENSES
  General, selling and administrative expenses    1,185,620    1,217,404
  In-process research and development                     -       77,653
  Research and development                          135,721            -
  Write off of notes receivable                     201,152            -
  Depreciation and amortization                      70,315        7,057
  Royalty and license fees                            1,488       55,000
  Write off acquisition deposits                          -      412,672
  Loss on sale of notes receivable                        -      109,118
  Write off of prepaid licenses                           -      103,753
  Inventory write off                                     -       15,226
                                                 -----------  -----------

    Total operating expenses                      1,594,296    1,997,883
                                                 -----------  -----------
OPERATING LOSS                                    1,650,431    1,985,836

OTHER INCOME (EXPENSES)
  Gain on settlement of license payable              65,000            -
  Interest                                           (2,023)      (4,455)
  Other, net                                              -       10,115
                                                 -----------  -----------

    Total other income                               62,977        5,660
                                                 -----------  -----------
NET LOSS                                         $1,587,454   $1,980,176
                                                 ===========  ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED        $     0.10   $     0.18
                                                 ===========  ===========


The accompanying notes are an integral part of these financial statements.

                                       Gravitas International, Inc. and Subsidiary

                                           STATEMENT OF STOCKHOLDERS' DEFICIT

                                         Years ended December 31, 2002 and 2001


                                                 Preferred stock subscribed      Common stock     Common stock subscribed
                                                 --------------------------  --------------------  ---------------------
                                                    Shares        Amount        Shares    Amount    Shares      Amount
                                                 ------------  -------------  ----------  -------  ---------  ----------
Balance at January 1, 2001                           300,000   $      3,000      924,024  $   918   486,111   $ 630,194

Sale of common stock for cash                              -              -   13,010,000   13,010         -           -

Issuance of common stock through preferred
   stock conversion                                 (300,000)        (3,000)     200,000      200         -           -

Issuance of common stock previously subscribed             -              -      394,444      394  (394,444)   (300,194)

Common stock options issued for services                   -              -            -        -         -           -

Common stock and warrants issued in acquisition            -              -      500,000      500         -           -

Net loss for year ended December 31, 2001                  -              -            -        -         -           -
                                                 ------------  -------------  ----------  -------  ---------  ----------

Balance at December 31, 2001                               -              -   15,028,468   15,022    91,667     330,000

Sale of common stock for cash                              -              -      868,182      868         -           -

Exercise of stock options                                  -              -      500,000      500         -           -

Common stock options issued for services                   -              -            -        -         -           -

Issuance of common stock previously subscribed             -              -       91,667       92   (91,667)   (330,000)

Net loss for year ended December 31, 2002                  -              -            -        -         -           -
                                                 ------------  -------------  ----------  -------  ---------  ----------

Other comprehensive loss:  Currency translation
  adjustment                                               -              -            -        -         -           -

Balance at December 31, 2002                               -   $          -   16,488,317  $16,482         -   $       -
                                                 ============  =============  ==========  =======  =========  ==========

Comprehensive net loss for year ended
  December 31, 2002

                                                  Additional        Other
                                                   paid-in      comprehensive    Accumulated
                                                   capital          income         deficit        Total
                                                 ------------  ---------------  --------------  ------------
Balance at January 1, 2001                       $  1,725,285  $            -   $  (2,105,699)  $   253,698

Sale of common stock for cash                       1,287,990               -               -     1,301,000

Issuance of common stock through preferred
   stock conversion                                     2,800               -               -             -

Issuance of common stock previously subscribed        299,800               -               -             -

Common stock options issued for services               47,269               -               -        47,269

Common stock and warrants issued in acquisition       184,500               -               -       185,000

Net loss for year ended December 31, 2001                   -               -      (1,980,176)   (1,980,176)
                                                 ------------  ---------------  --------------  ------------

Balance at December 31, 2001                        3,547,644               -      (4,085,875)     (193,209)

Sale of common stock for cash                         235,132               -               -       236,000

Exercise of stock options                             249,500               -               -       250,000

Common stock options issued for services              305,788               -               -       305,788

Issuance of common stock previously subscribed        329,908               -               -             -

Net loss for year ended December 31, 2002                   -               -      (1,587,454)   (1,587,454)
                                                 ------------  ---------------  --------------  ------------

Other comprehensive loss:  Currency translation
  adjustment                                                -         (12,008)              -       (12,008)

Balance at December 31, 2002                     $  4,667,972                   $  (5,673,329)  $(1,000,883)
                                                 ============                   ==============  ============

Comprehensive net loss for year ended
  December 31, 2002                                            $      (12,008)
                                                               ===============


The accompanying notes are an integral part of this financial statement.

                         Gravitas International, Inc. and Subsidiary

                                  STATEMENTS OF CASH FLOWS

                                  Years ended December 31,


                                                                     2002          2001
                                                                 ------------  ------------
 Increase (Decrease) in Cash
 Cash flows from operating activities
   Net loss                                                      $(1,587,454)  $(1,980,176)
   Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                                    70,315         7,057
     Write off of notes receivable                                   201,152             -
     Gain on settlement of license payable                           (65,000)            -
     Write off acquisition deposits                                        -       412,672
     Impairment write off                                                  -        77,653
     Loss on sale of notes receivable                                      -       109,118
     Write off of prepaid licenses                                         -       103,753
     Write off of inventory                                                -        15,226
     Stock options issued for services                               305,788        47,269
     Changes in assets and liabilities
       Accounts receivable                                            17,395       (12,386)
       Inventories                                                         -         6,178
       Prepaid expenses and other current assets                        (112)      (63,621)
       Prepaid royalties                                                   -         3,773
       Accounts payables                                             188,657        43,652
       Royalty and license fees payable and accrued liabilities       (2,388)       51,524
       Related party payables                                        485,504             -
                                                                 ------------  ------------

         Net cash used in operating activities                      (386,143)   (1,178,308)
                                                                 ------------  ------------

 Cash flows from investing activities
   Acquisition deposits                                                    -      (181,000)
   Principal payments on notes receivable                                  -        44,117
   Notes receivable advances                                        (201,152)     (500,000)
   Proceeds from sale of notes receivable                                  -       350,000
   Borrowings from shareholder                                             -       600,000
   Principal payments on borrowings from shareholder                       -      (600,000)
   Purchase of capital assets                                       (104,880)            -
   Capitalized software expenditures                                (135,181)            -
                                                                 ------------  ------------

         Net cash used in investing activities                      (441,213)     (286,883)
                                                                 ------------  ------------

 Cash flows from financing activities
   Advances received from related parties                            314,961             -
   Proceeds from sale of common stock, stock subscriptions,
     and exercises of stock options                                  486,000     1,301,000
                                                                 ------------  ------------

         Net cash provided by financing activities                   800,961     1,301,000
                                                                 ------------  ------------

 Effect of changes in exchange rates on cash                         (12,008)            -
                                                                 ------------  ------------

  Net decrease in cash                                               (38,403)     (164,191)

 Cash at the beginning of the period                                  38,508       202,699
                                                                 ------------  ------------

 Cash at the end of the period                                   $       105   $    38,508
                                                                 ============  ============

 Noncash disclosures:
   Cash paid for interest                                        $     2,023   $     4,454
                                                                 ============  ============
   Stock and warrants issued in connection with acquisition      $         -   $   185,000
                                                                 ============  ============


The accompanying notes are an integral part of these financial statements.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Gravitas International, Inc. (the Company or Gravitas) was incorporated in the State of Florida on April 17, 1991, under the name of Aarden-Bryn Enterprises, Inc. From incorporation through September 24, 1999, the Company operated under the following names: Corbetts Clear Cool Water, Inc., Corbetts Cool Clear Water, Inc., Canadian Cool Clear Water, Inc., and Canadian Cool Clear WTAA, Inc. On September 24, 1999, the Company changed its name to WTAA International, Inc. On December 6, 2001, the Company changed its name to Gravitas International, Inc. The Company is currently developing and marketing permission based interactive marketing systems.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.     Principles of Consolidation
       ---------------------------

The accompanying consolidated financial statements as of and for the years ended December 31, 2002 and 2001 represent the financial position and results of operations of Gravitas International, Inc. and its subsidiary Gravitas Digital Communications (see note D-1). All intercompany transactions and balances have been eliminated in consolidation.

2.     Revenue Recognition
       -------------------

Revenues are primarily derived from the renting of the Company's digital technology equipment and the sale of event photography services to third party vendors. The Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

3.     Accounts Receivable
       -------------------

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Credit is extended based on evaluation of a customer's financial condition, and collateral is not required. In determining the adequacy of the allowance, management identifies specific receivables for which collection is not certain and estimates the potentially uncollectible amount based on the most recently available information. The Company writes off accounts receivable when they are determined to be uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance for doubtful accounts was considered necessary at December 31, 2002 and 2001.

4.     Property and Equipment
       ----------------------

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful service lives, ranging from three to five years. The Company uses accelerated depreciation methods for tax purposes.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

5.     Software Development Costs
       --------------------------

The Company has capitalized software development costs in accordance with SOP 98-1, Accounting for the Cost of Software Developed or Obtained for Internal Use. Once the software is completed, the costs incurred associated with the project begin to depreciate.

Capitalized software costs are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the software, three years.

6.     Impairment of Long Lived Assets
       -------------------------------

The Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its fair value. An impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The factors considered by management in performing this assessment include operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

In 2002, during the course of the Company's review of its operations, the Company assessed the recoverability of the carrying value of certain fixed assets and capitalized software costs and determined that there was not an impairment of these assets.

7.     Stock-Based Compensation
       ------------------------

The Company has a stock option plan, which is described more fully in note K. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. The following table illustrates the effect of net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, using the assumptions described in note K, to its stock option plan.

                                                              Year ended December 31,
                                                            --------------------------
                                                                2002          2001
                                                            ------------  ------------
Net loss, as reported                                       $(1,587,454)  $(1,980,176)

Total stock-based employee compensation expense determined
  under fair value based method for awards granted              (24,750)      469,490
                                                            ------------  ------------

Pro forma net loss                                          $(1,612,204)  $(1,510,686)
                                                            ============  ============

Loss per share:
As reported                                                 $     (0.10)  $     (0.18)
                                                            ============  ============
Pro forma                                                   $     (0.10)  $     (0.14)
                                                            ============  ============

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

8.     Translation of Foreign Currencies
       ---------------------------------

The Company's subsidiary maintains its records in Canadian dollars, which is the functional currency of the subsidiary. The consolidated Company's reporting currency is the US dollar. Assets and liabilities recorded in functional currencies other than US dollars are translated into US dollars at the year-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged or credited to other comprehensive income. Gains or losses from foreign currency transactions, such as those resulting from the settlement of receivables or payables denominated in foreign currency, are included in the earnings of the current period.

9.     Loss per Common Share
       ---------------------

Basic loss per share is based on the weighted-average number of shares outstanding during the year. The weighted-average number of common shares outstanding was 15,585,949 for 2002 and 10,854,710 for 2001, post reverse split (see note C). Diluted loss per share for all periods presented equaled the basic loss per share due to the antidilutive effect of potentially dilutive securities. As of December 31, 2002 and 2001, the Company had 967,639 and 1,307,172, respectively, of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect. These shares are comprised of 717,639 and 0; 1,276,667 and 30,505 options and warrants, respectively, as of December 31, 2002 and 2001, respectively. See also note D-1 for discussion of additional shares not included in computations of net loss per share and weighted-average number of shares outstanding.

10.     Use of Estimates
        ----------------

In preparing financial statements in conformity with accounting principles generally accepted in the United States of American (US GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

11.     New Authoritative Accounting Pronouncements
        -------------------------------------------

In June 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effects of SFAS 143 on its financial statements.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS
145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002, however, the Company has adopted the provisions of this statement earlier and has classified gains from extinguishments of debt as other income as of December 31, 2002.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company will adopt provisions of this statement for any guarantees entered into starting with calendar year 2003.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe this interpretation is applicable to the Company or its current operations as of December 31, 2002.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company has not yet determined the effects of EITF 02-16 on its financial statements.

12.     Reclassifications
        -----------------

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE B - MANAGEMENT'S PLAN

These financial statements have been prepared in accordance with United States generally accepted accounting principles applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. Realization values may be substantially different from carrying values, as shown in the financial statements, should the Company be unable to continue as a going concern.

In March 2003, the board of directors of Gravitas International Inc. appointed a new President / Chief Executive Officer and Chief Financial Officer, both of whom have extensive background in the area of mergers and acquisitions and experience within the entertainment and advertising industry.

Management anticipates primary revenues will be generated from strategic and profit acquisitions and domestic and international licensing of the proprietary technology. Further, management anticipates secondary revenues will be generated from database management, third party marketing opportunities (e-mail sponsorship), royalties from third-party sale of merchandise, e-commerce fulfillment and creative fees.

Based on the Company's consolidation business and growth model, revenue estimates are significantly influenced by the timing and size of completed acquisitions. The Company has identified a number of acquisition targets currently operating in the theme park/attraction, destination, resort/casino, cruise ship and mass attendance, and live event industries worldwide.
Management is in discussions with Jupiter Capital Ventures Inc., a related party and major creditor to the Company, on raising the capital necessary to pursue these targets. While there can be no assurance that such discussions will conclude successfully, management feels confident in Jupiter Capital's ability to perform.

The Company's ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition. These consolidated financial statements do not reflect adjustments in the carrying values of assets and liabilities, income statement items and balance sheet classifications that would be necessary if the going concern assumption were not appropriate.


NOTE C - STOCK SPLIT

On February 22, 2001, the Company authorized a 15:1 reverse stock split. All references to number of shares and per share amounts in the financial statements have been adjusted to retroactively reflect the effect of this split.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE D - ACQUISITIONS

1.     Evolution Marketing Systems, Inc. and Memoremail
       ------------------------------------------------

During the year ended December 31, 2001, the Company advanced $150,000 to Memoremail, Inc. (Memoremail), as a fully secured loan, with the intent of applying such advances against the then pending acquisition. In October 2001, the Company made a decision not to pursue this acquisition and instead took possession of Memoremail's equipment, which was pledged as security for the loan.

In November 2001, the Company executed a letter of intent to acquire an interactive marketing company, Evolution Marketing Systems Inc (EMSI), for a total consideration of 1,500,000 common shares and 750,000 warrants. EMSI subsequently changed its name to Gravitas Digital Communications. The Company was 40% owned by the majority shareholder of Memoremail. EMSI was formed on November 5, 2001 and conducted minimal operations prior to its acquisition by the Company.

On November 14, 2001, the Company acquired 100% of the issued and outstanding shares of EMSI. Upon closing, Gravitas issued 500,000 common shares (the "First Gravitas Shares"), and 250,000 warrants (the "First Warrants"), exercisable to purchase up to an aggregate of 250,000 common shares at $0.75 per share at any time up to the second anniversary of the closing date.

The remaining part of the purchase price, the 1,000,000 common shares and 500,000 warrants, were held in escrow, with such shares and warrants vesting on the following basis.

The next 500,000 common shares (the "Second Shares") and 250,000 warrants (the "Second Warrants") on the date (the "First Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with accounting principles generally accepted in the United States, totals $100,000. The exercise price on the Second Warrants will be established at the closing price of the Company's common stock on the Vesting Date, and the warrants will be exercisable at any time on or before the second anniversary of the First Vesting Date.

Then the remaining 500,000 common shares (the "Third Shares") and 250,000 warrants (the "Third Warrants") on the date (the "Second Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with accounting principles generally accepted in the United States, totals $200,000. The exercise price on the Third Warrants will be established at the closing price of the Company's stock on the Second Vesting Date, and the warrants will be exercisable at any time on or before the second anniversary of the First Vesting Date.

As part of the agreement of purchase and sale of EMSI, it was agreed that in order for the shareholders of EMSI to receive the "Second and Third Shares" and or the "Second or Third Warrants" the individual shareholders must remain as ongoing employees or affiliates of Gravitas Digital Communications Inc., until the shares had been released from escrow based upon the outlined escrow criteria. As of December 31, 2002 only 3 of the original shareholders of EMSI remain or are affiliated with the Company.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE D - ACQUISITIONS - Continued

Consequently, the remaining part of the Purchase Price, namely, 732,000 common shares and 366,000 warrants, is held in escrow, with such shares and warrants vesting to the vendors on the following basis; the next 366,000 common shares (the "Second Shares") and 183,000 warrants (the "Second Warrants") on the date (the "First Vesting Date") at which EMSI's aggregate earnings before interest, taxes, depreciation and amortization, calculated cumulatively from November 30, 2001 in accordance with accounting principles generally accepted in the United States, totals $100,000 (United States funds). The exercise price on the Second Warrants will be established at the closing price of the Purchaser on the Vesting Date, and such Second Warrants will be exercisable at any time or from time to time provided that such Warrants are exercised on or before the second anniversary of the First Vesting Date. As of December 31, 2002 the escrow release provisions have not been met.

Due to contingent nature of this consideration, no adjustment was made to record issuance of 1,000,000 common stock share and such shares were not included in computations of net loss per share or statement of stockholders deficit.
Neither the 1,000,000 shares nor 500,000 warrants were included in computation of total purchase price.

Due to common ownership of two companies (EMSI and Memoremail), total consideration paid was considered to be consideration for assets acquired from both companies. Therefore, total tangible assets of both Memoremail and EMSI are included in the table presented below for the purposes of purchase price allocation. The balance of previous advances to Memoremail that were still outstanding at the time of the consummation of EMSI acquisition ($131,672) were written off as of the date of this acquisition.

The acquisition was accounted for in accordance with SFAS 141 and resulted in $77,653 in acquired in-process research and development related to undeveloped imaging technology acquired from EMSI, which was expensed at the time of the acquisition.

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

The table below represents summary of purchase price allocation.

Equipment                                     $   84,669
Miscellaneous receivable                          22,843
Miscellaneous payable                               (165)
In-process research and development               77,653
                                              -----------
Total consideration issued in acquisition     $  185,000
                                              ===========

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE D - ACQUISITIONS - Continued

2.     California Bottling Company
       ---------------------------

On October 19, 2000, the Company signed letters of intent to acquire two bottling companies and invest in a third bottling company for total consideration of $4,680,000. All three companies were controlled by one of the Company's former directors. The purchase price was subject to adjustment subsequent to completion of standard due diligence procedures to be conducted by the Company. Any potential increases to the prices were to be satisfied through an issuance of the Company's common stock. A cash payment of $4,180,000 was due on or before December 15, 2000, of which the Company has paid $250,000. Additionally, the Company was to advance $500,000 that would be collateralized by short-term notes receivable. No funds were advanced as of December 31, 2000.

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


NOTE E - NOTES AND LEASE RECEIVABLES

The Company has been advancing funds and incurring expenses on behalf of RX Technology for the purpose of beta testing and deployment of the Company's software and hardware configurations. Through December 31, 2002, the Company had advanced a total of $51,920 in cash and incurred $149,232 in expenses. At December 31, 2002, the Company wrote off $201,152 as management does not feel it will collect on these receivables.

In August 2002, the Company entered into a lease agreement with RX Imaging to lease equipment to RX Imaging for monthly payments of $923 over a one-year period. The lease bears interest at 5% and is secured by the equipment. At December 31, 2002, the Company has recorded an allowance of $10,544 for the total lease receivable as management does not believe it will collect on this receivable. The Company has not attempted to reclaim the equipment as of December 31, 2002.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE F - OTHER EQUITY TRANSACTIONS

In January 1999, the Board of Directors authorized the sale of Series A preferred stock to two of the Company's directors for $3,000. At the option of the holder, the preferred stock was convertible through January 31, 2004, into ten shares of common stock for each one share of preferred stock. In December 2000, the stockholders elected to convert all of their preferred shares into 200,000 shares of the Company's common stock. Subsequently, it was determined that the preferred shares had not been properly designated in the articles of incorporation and filed with the state of Florida. Therefore, these preferred shares have been presented as subscribed in the accompanying financial statements. On April 25, 2001, the Board of Directors authorized the proper designation of the preferred shares and subsequent conversion to common shares.


NOTE G - RELATED PARTY ADVANCES AND PAYABLE

The Company has an outstanding advance of $314,961 from a related party as of December 31, 2002. These funds represent unreimbursed expenditures incurred on the Company's behalf and unpaid fees for administrations, financial advisory services and investor relationship services (see note H). Additionally, the Company has outstanding related party payables to this and another related entity of $360,000 at December 31, 2002. At December 31, 2001, the Company was owed $81,385 from the same related party. The amounts bear no interest and is due on demand; the Company recorded no imputed interest on this borrowing.

A company owned by a member of the Board of Directors provided services to the Company and incurred expenses on behalf of the Company during the year ended December 31, 2002. The total outstanding payable to this company as of December 31, 2002 is $19,691.

Additionally, in August 2002, the Company signed a note payable for $19,150 borrowed from a shareholder for the purchase of equipment. The note bears interest monthly at 2% and matures in February 2003. As of December 31, 2002 the Company is in default on the note because it has not made an interest or principal payments on this loan.


NOTE H - COMMITMENTS AND CONTINGENCIES

1.     License and Royalty Agreements
       ------------------------------

During 2000, the Company entered into various license agreements with a production studio that expired December 31, 2000 through December 31, 2002. These agreements require the payment of royalties in the amount of the greater of 5% to 6% of the wholesale standard price or a minimum annual guarantee of $175,000, $25,000 and $30,000 in 2000, 2001 and 2002, respectively. The agreements also require the Company to spend a minimum of 7.5% of sale revenues on marketing programs as well as outline target marketing and shipment dates, none of which were met by the Company.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

During 2000, licensors terminated two agreements, originally entered into during calendar year 1999, as a result of the Company's nonperformance. In connection with these terminations, the Company expensed $150,000 representing previously capitalized royalty and license fees. It also recorded an additional liability and an expense in the amount of $50,000 to reflect minimum guarantee payments that became due upon termination. As of December 31, 2001, royalty and license fees payable include $160,000 due under these terminated agreements. During the year ended December 31, 2001, the Company wrote off $103,753 of prepaid licensing fees (recorded as prepaid expenses as of December 31, 2000). In conjunction with the settlement of two of these license agreements, a gain of $65,000 was recorded as of December 31, 2002.

As of December 31, 2002 and 2001, the Company had $135,000 and $270,000 in outstanding license and royalty fees payable. The Company is in default in these agreement sand is currently negotiating settlements of these liabilities as it is no longer in this line of business.

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

3.     Legal
       -----

The Company is involved in a legal proceeding with a former employee who is asserting the Company breached his employment agreement. In the opinion of management, based upon advice of legal counsel, the ultimate outcomes of the foregoing proceedings will not have a material impact on the Company's financial statements. The proceeding is scheduled for trial in September 2003.

The Company is involved in a legal proceeding with Madech Financial Services Inc. (Madech). Madech is asserting they advanced money to Memoremail that was subject to trust conditions. The Company has denied the claim. Madech has filed a claim for $150,000, shares in the Company and unspecified damages. The Company, based upon advice from legal counsel, believe the ultimate outcome of this proceeding will not have a material impact on the financial statements.

The Company is involved in a legal proceeding with Sony Pictures Inc. This claim was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $30,000. As of December 31, 2002, the remaining balance owing was $15,000.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

The Company is involved in a legal proceeding with Universal Studios Licensing Inc. On the basis of unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $50,000 and 50,000 shares of the Company's common stock. A share adjustment formula was included if the stock price was below $0.28 per share. As of December 31, 2002, the remaining balance owed under the settlement is $50,000 to be paid in shares of the Company's common stock, which is accrued at year-end.

The Company is involved in a legal proceeding with a former landlord of Memoremail, who enforced a personal claim against an officer of the Company (former majority shareholder of Memoremail) when Gravitas International Inc., exercised its security agreement and acquired the assets of Memoremail for the funds it had invested. As a part of the employment agreement between the former officer and Gravitas Digital Communications Inc., Gravitas agreed to take responsibility for the claim. The claim was settled for a total of $25,323 of which $3,165 was unpaid at December 31, 2002.


NOTE I - RELATED PARTIES TRANSACTIONS

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures to reimburse Jupiter Capital Ventures for operating expenses such as rent, communications and business services, which were incurred on behalf of the Company. During 2002, the agreement was amended to include a monthly fee of $20,000 for financial advisory services. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company paid $161,003 for operating expenses and was charged $240,000 for financial advisory services by Jupiter Capital Ventures in the year ended December 31, 2002. The Company paid $432,000 to Jupiter Capital Ventures during the year ended December 31, 2001.

During 2001, the Company entered into an agreement with Jupiter Financial Group, another company controlled by a shareholder of Gravitas International, Inc., that required a $10,000 monthly payment for investor relationship services. In 2001, the agreement was on a verbal basis. During 2002, the Company was charged $120,000 under this agreement. During 2001, the Company paid $445,000 under this agreement.

In November 2001, the Company entered into a verbal sublease agreement with Jupiter Capital Ventures to sublease an office space for its subsidiary, Gravitas Digital Communications. Under the sublease arrangement monthly payments of approximately $2,700 are remitted directly to the landlord. This agreement was terminated in January 2003.

During 2001, the Company obtained and repaid, a $600,000 short-term, non-interest bearing operational loan from one of its shareholders.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE J - INCOME TAXES

The Company records income taxes using the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. At December 31, 2002, an operating loss carryforward of approximately $1,343,000 expiring through 2022 is available to offset future taxable income. For financial reporting purposes, a valuation allowance of $1,547,000 has been recorded to offset the deferred tax asset related to those carryforwards and other net deferred tax assets. This represents an increase of approximately $540,000 from the allowance recorded at December 31, 2001. The change in valuation allowance is due primarily to uncollectible acquisition advances and losses on non-trade notes receivable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

                                       2002          2001
                                   ------------  ------------
Deferred tax assets:
  Net operating loss carryforward  $ 1,343,000   $   818,000
  Other                                204,000       189,000
  Valuation allowance               (1,547,000)   (1,007,000)
                                   ------------  ------------

                                   $         -   $         -
                                   ============  ============

The income tax benefit reconciled to the tax computed at the statutory federal rate were as follows for the year ended December 31:

                                       2002        2001
                                    ----------  ----------

Tax benefit at statutory rate       $(540,000)  $(673,000)
Miscellaneous non-deductible items          -     204,000
Valuation allowance                   540,000     469,000
                                    ----------  ----------
                                    $       -   $       -
                                    ==========  ==========

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the net operating loss carryforward may be limited.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


NOTE K - STOCK OPTIONS

In 2001, the Company established the 2001 Stock Option Plan (the Plan). Option prices are established by the Company's Board of Directors and generally are equal to the fair market value of the shares of the Company's common stock on the date of grant. The Plan allows for grant of up to 3,000,000 stock options.

On June 12, 2001, the Company issued 1,520,000 stock options to directors, employees, and consultants with an exercise price of $0.35 per share. These stock options are for future services to be provided over a three-year period. The options vest yearly in three equal annual tranches starting with the date of grant and expire three years from the date of grant. During the years ended December 31, 2002 and 2001, the expense associated with options granted and earned by third party consultants was $305,788 and $47,269, which is included in total general and administrative expenses.

For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001 and 2002: risk-free interest rate of 3.5% and 5.0%, respectively, dividend yield of 0%, volatility of 220% and 92.5%, respectively, and expected life of three to five years.

The following is a summary of the employee options for the years ended December 31, 2001 and 2002:



                                             Options
                                  -----------------------------
                                              Weighted Average
                                    Shares     Exercise Price
Outstanding at January 1, 2001      133,332   $            4.57
  Granted                           970,000                0.35
  Forfeited                        (376,665)               1.58
                                  ----------  -----------------
Outstanding at December 31, 2001    726,667                0.49
  Granted                            15,000                0.50
  Forfeited                        (115,000)               0.37
                                  ----------  -----------------
Outstanding at December 31, 2002    626,667   $            0.51
                                  ==========  =================
Options available for grant       2,373,333
                                  ==========

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE K - STOCK OPTIONS - Continued

The following table summarizes information about options outstanding at December 31, 2002.

                   Options Outstanding          Options Exercisable
           ----------------------------------  -----------------------
                                    Weighted
Range                   Weighted     Average                 Weighted
of                       Average    Remaining                 Average
Exercise     Number     Exercise   Contractual    Number     Exercise
Prices     Outstanding    Price       Life      Exercisable    Price
---------  -----------  ---------  -----------  -----------  ---------
0.35          600,000   $    0.35         1.45      308,334  $    0.35
3.00           20,000   $    3.00         2.41       20,000  $    3.00
7.50            6,667   $    7.50         2.00        6,667  $    7.50
            ----------                           ----------
              626,667   $    0.51                   335,001  $    0.65
            ==========                           ==========

The weighted average fair value of the options granted during the years ended December 31, 2002 and 2001 were $0.40 and $0.33, respectively. No options were granted with a strike price below the stock's market value on the date of grant.


NOTE L - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2002, the Company recorded several adjustments related to the prior three quarters. First, the Company capitalized software costs of $135,181, all of which were incurred prior to the fourth quarter. Second, during the first three quarters of the year ended December 31, 2002, the Company inadvertently omitted recognition of $20,000 and $10,000 monthly fees for investment banking and investor relations' services under two verbal agreements entered into in January 2002.

                   Gravitas International, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



NOTE L - FOURTH QUARTER ADJUSTMENTS - Continued

The summary of the impacts on each of the effected quarters is presented below:

                                                      Quarter ended     Quarter ended      Quarter ended
                                                      March 31, 2002    June 30, 2002    September 30, 2002
                                                     ----------------  ---------------  --------------------
Loss as reported                                     $      (212,779)  $     (466,819)  $          (300,280)
Adjustments, net                                             (62,175)         (90,343)              (49,745)
                                                     ----------------  ---------------  --------------------

Adjusted loss                                        $      (274,954)  $     (557,162)  $          (350,025)
                                                     ================  ===============  ====================


Loss per common share basic and diluted as reported  $         (0.01)  $        (0.03)  $             (0.02)
Effect of adjustments per common share                             -            (0.01)                    -
                                                     ----------------  ---------------  --------------------


Adjusted loss per common share basic and diluted     $         (0.01)  $        (0.04)  $             (0.02)
                                                     ================  ===============  ====================

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------



ITEM 14.EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
---------------------------------------------------------

     (a) Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Within 90 days prior to the filing date of this Report (the "Evaluation Date"), the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Companies disclosure controls and procedures. Based on those evaluations, as of the Evaluation Date, the Company's CEO and CFO believe:

          i. That the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

          ii. That the Company's disclosure controls and procedures are effective.

          In connection with their audit of the Company's financial statements as of and for the year ended December 31, 2002, Grant Thorton LLP ("GT") advised the Company that it had identified certain deficiencies in the Company's internal control procedures that GT considered to be a "material weakness" under standards established by the American Institute of Certified Public Accountants. GT advised the Audit Committee on April 14, 2003, that it identified certain deficiencies in the Company's ability to timely and accurately present our financial reports.

     (b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affext our internal controls subsequent to the evaluation date referred to above. Although we have not yet taken any corrective actions with respect to the material weakness we have disclosed above, these matters have been discussed by GT with the Audit Committee of the Board of Directors of the Company. We intend to take corrective actions during the 2003 reporting period.

I, Edward Shapero, certify that:

1. I have reviewed this quarterly report on Form 10KSB of GRAVITAS INTERNATIONAL, INC;

2. Based on my knowledge which is limited to information provided to me by Jupiter Capital, the entity providing the services of the Chief Financial officer during the period under review, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, which is limited to information provided to me by Jupiter Capital, the entity providing the services of the Chief Financial officer during the period under review the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4. I am responsible, with effect for the reporting period commencing January 1, 2003, for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant. Prior to January 1, 2003, Jupiter Capital was responsible for said matters and has:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c.) presented in this annual report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5. Jupiter Capital has disclosed, based on their most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a.) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

6. The registrant's other certifying officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/   Edward Shapero
                                       ---------------------------------
     Edward Shapero
     Chief Financial Officer

                                 CERTIFICATIONS

                           GRAVITAS INTERNATIONAL, INC
                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gravitas International, Inc. (the "Company") on Form 10KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward Shapero, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the above noted disclosure in effect; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     /s/ Edward Shapero

---------------------------------
Chief Financial Officer
April 14, 2003

                          GRAVITAS INTERNATIONAL, INC
                            CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Gravitas International, Inc. (the "Company") on Form 10KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robin Lecky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the above noted disclosure in effect; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     /s/ Robin Lecky

---------------------------------
Chief Executive Officer
April 14, 2003


Robin Lecky
CEO and President
Gravitas  International
1-800-447-2220

  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Gravitas International, Inc.

                                            --------------------------------
                                            (Registrant)



Date:  April 14, 2002                     By:  /s/ Larry Shaben

                                             -------------------------------
                                             Larry Shaben
                                             Chairman/Director


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 14, 2003                        By:  /s/ Vance Campbell

                                             -------------------------------
                                              Vance Campbell
                                              Director



Date:  April 14, 2003                         By:  /s/ Dr. C.J. Weinstein

                                              ------------------------------
                                              Dr. C.J. Weinstein
                                              Director



Date:  April 14, 2003                         By:  /s/ Larry Shaben

                                              ------------------------------
                                              Larry Shaben
                                              Director and
                                              Chairman of Board of Directors