Form 10QSB
period 2003-03-31
GRAVITAS INTERNATIONAL INC
filed 2003-05-15
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
                                   -----------

    (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

               6320 South Sandhill Road, Ste. 9 Las Vegas NV 89120
       ------------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

                                 1-800-447-2220
                                 --------------
                           (Issuer's telephone number)

       Securities registered under Section 12(b) of the Exchange Act: NONE
         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2003 the registrant had issued and outstanding 16,597,185 shares of common stock.

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

Item 1. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number

Table of Contents

Consolidated Balance Sheets at March 31, 2003 (Unaudited) and
December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Operations for the Three Months Periods
Ended March 31, 2003 and 2002 (Unaudited) . . . . . . . . . . . . . .    4

Consolidated Statements of Cash Flows for the Three
Months Periods Ended March 31, 2003 and 2002 (Unaudited). . . . . . . .  5

Notes to Unaudited Consolidated Financial Statements . . . . . . . . . . 6


GRAVITAS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


                                                            MARCH 31,     December 31,
                                                              2003            2002
                                                          -------------  --------------
                           ASSETS                          [UNAUDITED]
CURRENT
  Cash                                                    $          -   $         105
  Accounts receivable                                            5,093           1,688
  Prepaid expenses and other current assets                      2,721          21,306
---------------------------------------------------------------------------------------
                                                                 7,814          23,099
PROPERTY AND EQUIPMENT, net                                    128,499         143,143
CAPITALIZED SOFTWARE COSTS, net                                122,025         134,869
---------------------------------------------------------------------------------------
   TOTAL ASSETS                                           $    258,338   $     301,111
=======================================================================================


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable                                             375,124         354,193
  Accrued liabilities                                          115,410          92,371
  Deferred revenue                                              11,820               -
  Royalty and license fees payable                             135,000         135,000
  Loans payable                                                 59,082          19,150
  Advance from related party                                   371,673         341,280
  Related party payable                                        450,000         360,000
---------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                               1,518,109       1,301,994

STOCKHOLDERS' DEFICIT

  Common stock - $.001 par; 50,000,000 shares authorized        16,591          16,482
  Additional paid in capital                                 4,706,090       4,667,972
  Other comprehensive income                                   (77,382)        (12,008)
  Accumulated deficit                                       (5,905,070)     (5,673,329)
---------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                            (1,259,771)     (1,000,883)
---------------------------------------------------------------------------------------
     TOTAL LIABILITES AND STOCKHOLDERS' DEFICIT           $    258,338   $     301,111
=======================================================================================

The accompanying notes are an integral part of these financial statements.


GRAVITAS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                             THREE MONTHS ENDED
                                                   MARCH 31,
                                           ----------------------
                                              2003        2002
                                           ----------  ----------
REVENUE
  Product revenue                          $  35,462   $       -
  Rental revenue                                   -      21,105
                                           ----------  ----------
     Total revenues                           35,462      21,105

COST OF REVENUE                               12,122         210
                                           ----------  ----------

GROSS PROFIT                                  23,340      20,895
OPERATING EXPENSES
  General,selling,and administrative         223,466     226,680
  Depreciation and amortization               29,637       7,653
-----------------------------------------  ----------  ----------
   TOTAL OPERATING EXPENSES                  253,103     234,333
-----------------------------------------  ----------  ----------
OPERATING LOSS                              (229,763)   (213,438)

OTHER INCOME (EXPENSES)
  Interest                                    (1,978)       (605)
  Other, net                                       -       1,264
-----------------------------------------  ----------  ----------
NET LOSS                                    (231,741)   (212,779)
                                           ==========  ==========

LOSS PER COMMON SHARE -BASIC AND DILUTED   $    0.01   $    0.01
                                           ==========  ==========

The accompanying notes are an integral part of these financial statements.


GRAVITAS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                             Three months ended
                                                                  March 31,
                                                           ----------------------
                                                              2003        2002
                                                           ----------  ----------
OPERATING ACTIVITIES
  Net loss                                                 $(231,741)  $(212,779)
  Depreciation and amortization                               29,637       7,653
  Common stock and stock options issued for services          21,897      21,817
  Changes in assets and liabilities
    Accounts receivable                                       (3,405)    (11,880)
    Prepaid expenses and other current assets                 18,585      21,316
    Accounts payable                                          20,931     (11,613)
    Accrued liabilities                                       23,039           -
    Deferred revenue                                          11,820           -
    Advance from related party                                90,000           -
    Related party payable                                     30,393           -
---------------------------------------------------------------------------------
      Net cash used in operating activities                   11,156    (185,486)
---------------------------------------------------------  ----------  ----------

INVESTING ACTIVITIES
  Purchase of capital assets                                  (2,149)          -
  Capitalized software costs                                       -      19,463
---------------------------------------------------------------------------------
      Net cash (used in) provided by investing activities     (2,149)     19,463
---------------------------------------------------------  ----------  ----------

FINANCING ACTIVITIES
   Advances on loans payable                                  39,932           -
  Proceeds from sale of common stock                          16,330           -
  Proceeds from related party debt                                 -     138,577
---------------------------------------------------------------------------------
      Net cash provided by financing activities               56,262     138,577
---------------------------------------------------------------------------------
Effect of changes in exchange rates on cash                  (65,374)          -
                                                           ----------  ----------

DECREASE IN CASH                                                (105)    (27,446)
CASH, BEGINNING OF PERIOD                                        105      38,508

CASH, END OF PERIOD                                        $       -   $  11,062
=================================================================================

     Noncash disclosure:
     Cash paid for interest                                $       -   $     605
                                                           ==========  ==========

The accompanying notes are an integral part of these financial statements.

                            GRAVITAS INTERNATIONAL, INC.

                     NOTES TO CONDENSED and CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 2003

NOTE 1 - DESCRIPTION OF BUSINESS

Gravitas International, Inc. (the Company) utilizes its imaging technology to develop software used for professional photographers, live event marketers and select photography related marketplaces. The Company's software systems and associated hardware enable customers to quickly capture, archive, search, and share digital photographs and associated text and audio records.

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

NOTE 2 - FINANCIAL STATEMENTS

The unaudited condensed and consolidated financial statements of the Company included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of March 31, 2003 and 2002 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2003 and the results of it operations and its cash flows for the three months periods ended March 31, 2003 and 2002.

The Unaudited Statements of Operations for the three months months ended March 31, 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

NOTE 3  -  STOCK-BASED COMPENSATION

The Company has a stock option plan. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation to its stock option plan.

                                                         Three months ended March 31,
                                                         ----------------------------
                                                               2003        2002
                                                            ----------  ----------
Net loss, as reported                                       $(231,741)  $(212,779)
Total stock-based employee compensation expense determined
     under fair value based method for awards granted         (16,500)    (11,700)
                                                            ----------  ----------

Pro forma net loss                                          $(248,241)  $(224,479)
                                                            ==========  ==========
Loss per share:
     As reported                                            $   (0.01)  $   (0.01)
                                                            ==========  ==========
     Pro forma                                              $   (0.01)  $   (0.02)
                                                            ==========  ==========

NOTE 4 -    LOSS PER COMMON SHARES

Basic loss per share is based on the weighted-average number of shares outstanding during the period. The weighted-average number of common shares outstanding was 16,542,751 or the three months ended March 31, 2003, and 15,028,468 for the three months ended March 31, 2002. Diluted loss per share for all periods presented equaled the basic loss per share due to the antidilutive effect of potentially dilutive securities. As of March 31, 2003 and 2002, the Company had 1,527,027 and 1,426,667 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.

NOTE 5 -  NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company has not determined the effect of adoption of EITF 00-21 on its financial statements or the method of adoption it will use.

In May 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), which clarifies various derivatives related issues and provides for more consistent reporting of derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The Company has not yet determined the impact of this statement, but anticipated that it will be complying with the provisions of the statement, which is to be applied prospectively.

NOTE 6 - MANAGEMENT PLANS

In March 2003, the board of directors of Gravitas International Inc. appointed a new President / Chief Executive Officer and Chief Financial Officer, both of whom have extensive background in the area of mergers and acquisitions and experience within the entertainment and advertising industry.

Management anticipates primary revenues will be generated from strategic and profitable acquisitions and domestic and international licensing of the proprietary technology. Further, management anticipates secondary revenues will be generated from database management, third party marketing opportunities (e-mail sponsorship), royalties from third-party sale of merchandise, e-commerce fulfillment and creative fees.

Based on the Company's consolidation business and growth model, revenue estimates are significantly influenced by the timing and size of completed acquisitions. The Company has identified a number of acquisition targets currently operating in the theme park/attraction, destination, resort/casino, cruise ship and mass attendance, and live event industries worldwide. Management is in discussions with Jupiter Capital Ventures Inc., a related party and major creditor of the Company, on raising the capital necessary to pursue these targets. While there can be no assurance that such discussions will conclude successfully, management feels confident in Jupiter Capital's ability to perform.

The Company's ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition.

NOTE 7 - LOANS PAYABLE

                                                                    March 31,   December 31,
                                                                       2003         2002
Forbes Investments, Inc., due on demand, non-interest bearing,
  unsecured                                                         $   19,150  $      19,150
Carolyne Taylor,  due January 31, 2004, 11% per annum interest,
  convertible to common stock at $0.30, secured by promissory note      19,792              -
America Net Inc., due February 28, 2004, non-interest bearing,
  unsecured                                                             20,140              -
                                                                    ----------  -------------
                                                                    $   59,082  $      19,150
                                                                    ==========  =============

NOTE 8 - ADVANCE FROM RELATED PARTY

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to reimburse Jupiter Capital Ventures, Inc. for operating expenses such as rent, communications and business services, that were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company has an outstanding principal balance of $350,864 due to Jupiter Capital Ventures Inc. as of March 31, 2003 ($ 314,961 at December 31, 2002). These funds represent unreimbursed expenditure incurred on the Company's behalf and unpaid fees for administration. In addition, at March 31, 2003 and December 31, 2002, $20,809 and $26,319, respectively, was due to several individuals related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowing.

NOTE 9 - RELATED PARTY PAYABLE

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to pay a monthly fee of $20,000 for financial advisory services. At March 31, 2003, $300,000 was due to Jupiter Capital Ventures, Inc. under the contract for financial advisory services ($ 240,000 at December 31, 2002). During 2002, the Company entered into a verbal agreement with Jupiter Financial Services, Inc., another company controlled by a shareholder of Gravitas International, Inc., that required a $10,000 monthly payment for investor relationship services. At March 31, 2003, $150,000 was due to Jupiter Financial Services, Inc. under the contract for investor relationship services ($120,000 at December 31 2002). The agreements between Jupiter Capital Ventures, Inc. and Jupiter Financial Services, Inc. and the Company were renewed on January 1, 2003.

NOTE 10 - CONTINGENCIES

The Company is involved in several legal proceedings. In the opinion of management, based upon advice of legal counsel, the ultimate outcome will not have a material impact on the Company's financial statements, if any. Accordingly, no accrual is included in the accompanying financial statements.

NOTE 11  - ACCRUED PAYROLL TAXES

The Company did not timely remit its payroll taxes for the year ended December 31, 2001, to the Canadian government. The Company has negotiated a repayment plan with the Canadian government. As of March 31, 2003 and December 31 2002, the Company's unpaid accrued payroll taxes was $55,445 and $59,244, respectively.

NOTE 12 - SUBSEQUENT EVENT

In April 2003, Jupiter Capital Ventures, Inc. ("Jupiter") and its principals and Jupiter Financial Services and its principals agreed to allow Gravitas International, Inc. to convert the outstanding debts owing to each of the companies into equity in the Company. Consequently, an agreement entered into between Jupiter Capital, Inc. (Jupiter Capital) and Gravitas International, Inc. (Gravitas) and an agreement entered into between Jupiter Financial Services, Inc. and Gravitas International, Inc., effective April 14, 2003 states that Jupiter Capital and its principals, combined with Jupiter Financial Services and its principals are owed $ 765,531. The debt consists of a combination of expenses incurred by Jupiter Capital on behalf of Gravitas, advances loaned to the Company by Jupiter, and services rendered to the Company as stipulated by consulting agreements of Jupiter Capital Ventures, Inc., and Jupiter Financial Services, Inc..

Jupiter and its principals and Jupiter Financial Services and its principals have offered to convert their debt to common stock of Gravitas at ten cents per share, plus a five year option to purchase an additional four million shares of common stock at thirty five cents per share. This conversion price was arrived at as the fair market value at the time of the agreement. It is noted that the additional stock options issued will result in an expense in the second quarter of 2003.

The Board of Directors approved this offer by resolution on April 14, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the Company's financial position should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

OVERVIEW

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

OPERATIONS

For the quarter ended March 31, 2003, the Company had a net loss of $231,741 or $0.01 per share compared with a loss of $212,779 or $.01 per share in for the quarter ended March 31, 2002. The loss for the quarter ended March 31, 2003 was comprised primarily of general and administrative expenses and consulting fees.

Revenue for the quarter ended March 31, 2003 was $35,462 compared with $21,105 for the quarter ended March 31, 2002. Revenue throughout the quarter ended March 31, 2003 was comprised of two corporate event contracts awarded as a result of the recently released software the Company had developed in 2002. Revenue for the quarter ended March 31, 2002 consisted of rental revenue.

Cost of sales for the quarter ended March 31, 2003 was $12,122 compared with $210 for the quarter ended March 31, 2002. Cost of sales in 2003 represented primarily production and creative expenses incurred to fulfill the contracted revenue earned. The gross margin achieved of 66% is attributed to efficiencies derived from the Company's proprietary software.

General selling and administrative expense for the quarter ended March 31, 2003 was $223,466 compared with $226,680 for the quarter ended March 31, 2002. Included in general, selling and administrative expense in 2003 was $20,617 for administrative services, $60,000 for financial advisory services, and $30,000 for investor relation's services charged by a related party and $19,396 for professional fees. For the quarter ended March 31, 2002, general and administrative expense was comprised of expenses similar to 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations:
Negative cash flow from operations excluding changes in operating assets and liabilities was $180,207 for the quarter ended March 31, 2003 compared with $183,309 for the quarter ended March 31, 2002. Components of the negative cash flow from operations in both years are comparable and are comprised mainly of general and administrative expense offset by the gross profit on revenues.

INVESTING ACTIVITIES:
Investment in capital assets for the quarter ended March 31, 2003 was $2,149 compared with $0 in 2002. Investment in capitalized software was $0 during the three months ended March 31, 2003 since the Company's proprietary technology attained commercial feasibility in September, 2002.

FINANCING ACTIVITIES:
During the quarter ended March 31, 2003, the Company borrowed $39,962 in short-term loans and sold 108,868 common shares for $16,330 ($0.15/share). During the quarter ended March 31, 2002, the Company borrowed $138,577 from a related party.

Cash resources and liquidity:
The Company had a working capital deficiency of $1,510,295 at March 31, 2003 compared with $1,278,865 at December 31, 2002. The deterioration in working capital was primarily due to negative cash flow from operations. These financial statements do not reflect adjustments in the carrying value of the assets and liabilities, income statements items and balance sheet classifications that would be necessary if the going concern assumption were not appropriate.

Working capital requirements and funds required to consummate certain targeted acquisitions in order to carry out the Company's expansion business plan are estimated to be in excess of $3,500,000. The Company's ability to continue as a going concern is dependent on its ability to obtain debt or equity financing for its working capital and investing requirements.

Management is in discussions with Jupiter Capital Ventures Inc., a related party and major creditor to the Company, on raising the capital necessary to fulfill on the business objectives of acquisition and consolidation. As of May 2003, Jupiter Capital Ventures Inc. has reported that it is in final negotiations with two third party investment groups to fund the first two acquisitions that the Company has identified. While there can be no assurance that such discussions will conclude successfully, management feels confident in Jupiter Capital's ability to perform.

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

Gravitas' marketing and growth strategy the execution through strategic Acquisitions that will greatly expand the Company's brand and the deployment of its unique technology and solution. Additionally, and in conjunction with a widely recognized Strategic Partner, the company is developing a unique photo/email/database business and operational model for the public institution market (aquaria, zoos, science centers and artistic/educational attractions). Marketing and growth opportunities will also be generated through selected licensing agreements. Where appropriate, email postcards, digital images, fulfillment prints and equipment will feature "Powered-by-Gravitas" Gravitas branding.

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

Item 3.   Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                           PART II - OTHER INFORMATION


Item  1.  Legal  Proceedings.

As of February 15, 2003, there are currently 5 known material lawsuits or claims made against the Company.

1. Steven Nickolas vs. WTAA International, Inc. (District Court Clark County, Nevada, action # A425635, commenced October 13, 2000). Steven Nickolas a former employee of the Company filed a complaint alleging that the Company failed to compensate him for performance and seeks damages of 250,000 common shares. The Company has filed a defense and counterclaim alleging that Steven Nickolas has breached the employment and the exclusivity agreements and seeks court ordered damages. In December 2002, an offer of settlement was made by Nickolas for $75,000. The Company rejected his offer and countered for $5,000. The case is still pending and is scheduled to go to court in September of 2003.

2. Sony Consumer Products Ltd vs. WTAA International, Inc. This claim was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $ 30,000. As of March 31, 2003, the remaining balance owing was $15,000. The balance owing is anticipated to be paid off by June of 2003.

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

5. Evergreen Building Ltd. vs. Memoremail Corp et al. Evergreen Building Ltd. was the landlord of MemorEmail Corp., and enforced a personal claim against Kevin Hayden when Gravitas International Inc., exercised its security agreement and acquired the assets of Memoremail Corp. for the funds it had invested. As a part of the employment agreement between Kevin Hayden and Gravitas Digital Communications Inc., Gravitas agreed to take responsibility for the claim. The claim has since been settled for a total of $ 25,323. As of March 31, 2003, the Company has a balance due of $5,000.

Item  2.  Changes  in  Securities.

In January 2003, the Company issued 108,868 commons shares for $16,330 ($0.15/share).

Item  3.  Defaults  Upon  Senior  Securities

           None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

           None.

Item  5.  Other  Information.

           None.

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

                                                   GRAVITAS INTERNATIONAL, INC.
                                                   ----------------------------
                                                   (Registrant)


                   Date: May 14th, 2003       By:  /s/ Larry Shaben
                                                   ------------------------
                                                   Larry  Shaben
                                                   Chairman/Director

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                   Date: May 14th, 2003       By:  /s/  Robin Lecky
                                                   ------------------------
                                                   Robin Lecky
                                                   CEO, President and Director


                   Date: May 14th, 2003       By:  /s/  Edward Shapero
                                                   ------------------------
                                                   Edward Shapero
                                                   CFO and Director

                   Date: May 14th, 2003       By:  /s/  Vance Campbell
                                                   ------------------------
                                                   Vance Campbell
                                                   COO, and Director


                   Date: May 14th, 2003       By:  /s/  Dr.  C.J.  Weinstein
                                                   ------------------------
                                                   Dr.  C.J.  Weinstein
                                                   Director


                   Date: May 14th, 2003       By:  /s/  Larry  Shaben
                                                   ------------------------
                                                   Larry  Shaben
                                                   Director and
                                                   Chairman of
                                                   Board of Directors

CERTIFICATIONS

I, Robin Lecky, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gravitas International, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003 /s/ Robin Lecky

I, Edward Shapero, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gravitas International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003 /s/ Edward Shapero