Form 10QSB
period 2003-06-30
GRAVITAS INTERNATIONAL INC
filed 2003-08-19
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  -----------

    (Mark  One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For  the  quarterly  period  ended  June  30,  2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003 the registrant had issued and outstanding 24,252,495 shares of common stock.

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


ITEM  1.  FINANCIAL  STATEMENTS.

INDEX  TO  FINANCIAL  STATEMENTS


                                                                     Page Number


Table  of  Contents

Condensed Consolidated Balance Sheets at June 30, 2003 (Unaudited) and
December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Condensed Consolidated Statements of Operations for the Six Months
and Three Months Ended June 30, 2003 and June 30, 2002 (Unaudited)  . . . . .4

Condensed Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2003 and June 30, 2002 (Unaudited). . . . . . . . . . .5

Notes to Unaudited Condensed Consolidated Financial Statements  . . . . . . .6

                          GRAVITAS INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                                     ASSETS


GRAVITAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

==========================================================================

                                                JUNE 30,     December 31,
                                                  2003           2002
                                              ------------  --------------
ASSETS

CURRENT
  Cash                                        $         3   $         105
  Accounts receivable                               1,455           1,688
  Advance to related party                              -               0
  Lease receivable                                      -               -
  Prepaid expenses and other current assets         4,200          21,306
--------------------------------------------------------------------------
                                                    5,658          23,099
CAPITAL ASSETS (Note )                            111,889         143,143
CAPITALIZED SOFTWARE COSTS                              -         134,869
--------------------------------------------------------------------------
                                              $   117,547   $     301,111
==========================================================================

LIABILITIES

CURRENT
  Bank indebtedness                           $         -   $           -
  Accounts payable                                410,530         354,193
  Accrued liabilities                             132,688          92,371
  Deferred revenue
  Royalty and license fees payable                135,000         135,000
  Loans payable                                    85,565          19,150
  Related party payable                           160,418         341,280
  Advance from related party                       30,000         360,000
--------------------------------------------------------------------------
                                                  954,201       1,301,994

STOCKHOLDERS' EQUITY

Common stock                                       24,246          16,482
Common stock subscribed                                 -
Additional paid in capital                      5,485,863       4,667,972
Other comprehensive income                       (142,894)        (12,008)
Deficit                                        (6,203,869)     (5,673,329)
--------------------------------------------------------------------------
                                                 (836,654)     (1,000,883)
--------------------------------------------------------------------------
                                              $   117,547   $     301,111
==========================================================================


The accompanying notes are an integral part of these financial statements.

                          GRAVITAS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

GRAVITAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(UNAUDITED)
=============================================================================================

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                       ------------------------------------------------------
                                           2003          2002          2003          2002
                                       ------------------------------------------------------
REVENUE
  Product revenue                      $    37,845   $    15,472   $    73,307   $    36,577
  Revenue from rentals                           -
---------------------------------------------------------------------------------------------
     Total revenues                         37,845        15,472        73,307        36,577

COST OF REVENUE                             20,015         7,788        32,137         7,998
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
GROSS PROFIT                                17,830         7,684        41,170        28,579
---------------------------------------------------------------------------------------------

OPERATING EXPENSES
                                                 -
  General,selling,and administrative       178,421       457,677       401,887       683,238
  Royalty and license fees                       -             -
  Research and development                       -
  Depreciation and amortization             29,631         7,653        59,268        16,425


---------------------------------------------------------------------------------------------
                                           208,052       465,330       461,155       699,663
---------------------------------------------------------------------------------------------
OPERATING LOSS                            (190,222)     (457,646)     (419,985)     (671,084)

OTHER INCOME (EXPENSES)
  Write off proprietaty technology        (109,180)            -      (109,180)            -
  Interest                                    (873)          (79)       (2,851)         (684)
  Other, net                                 1,476        (9,094)        1,476         -7830
---------------------------------------------------------------------------------------------
NET LOSS                                  (298,799)     (466,819)     (530,540)     (679,598)

DEFICIT, BEGINNING OF PERIOD            (5,905,070)   (4,298,654)   (5,673,329)   (4,115,875)
COMMON STOCK SHARES SUBSCRIBED                                 -

---------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                 $(6,203,869)  $(4,765,473)  $(6,203,869)  $(4,795,473)
=============================================================================================
LOSS PER COMMON SHARE -
     BASIC AND DILUTED                 $     (0.01)  $     (0.03)  $     (0.03)  $     (0.04)
                                       ============  ============  ============  ============


                                        20,424,840    15,403,468    18,483,796    15,215,968


The accompanying notes are an integral part of these financial statements.

                                  GRAVITAS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

GRAVITAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
====================================================================================================
                                                        Three months ended       Six months ended
                                                             June 30,                June 30,
                                                      ----------------------------------------------
                                                         2003        2002        2003        2002
                                                      ----------------------------------------------
OPERATING ACTIVITIES
  Net (loss) income                                   $(298,799)  $(466,819)  $(530,540)  $(679,598)
  Add non-cash items
  Depreciation and amortization                          29,631       8,772      59,268      16,425
  Common stock and stock options issued for services     21,897     258,359      43,794     280,176
  Write off of proprietary technology                   109,185           -     109,185           -
  Changes in assets and liabilities
    Accounts receivable                                   3,638      (6,357)        233     (18,237)
    Prepaid expenses and other current assets            (1,479)      9,806      17,106      31,122
    Accounts payable                                     35,406      83,688      56,337      72,075
    Accrued liabilities                                  17,278       9,782      40,317       9,782
    Royalty and license fee payable                           -     (40,000)          -     (40,000)
    Deferred revenue                                    (11,820)          -           -           -
    Advance from related party                           30,000           -     120,000           -
    Related partly payable                              104,276           -     134,669           -


----------------------------------------------------------------------------------------------------
      Net cash used in operating activities              39,213    (142,769)     50,369    (328,255)
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Note receivable                                            -     (90,752)          -     (90,752)
  Capital assets                                           (181)    (13,838)     (2,330)    (13,838)
  Capitalized software costs                                  -     (86,907)          -     (67,444)

----------------------------------------------------------------------------------------------------
      Net cash used in investing activities                (181)   (191,497)     (2,330)   (172,034)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Loans payable                                         26,483           -      66,415
   Proceeds form related party debt                           -     (23,934)                114,643
  Proceeds sale of common stock and stock                     -     100,000      16,330     100,000
    subscriptions
  Proceeds from exercise of stock options                     -     250,000                 250,000

----------------------------------------------------------------------------------------------------
                                                         26,483     326,066      82,745     464,643
----------------------------------------------------------------------------------------------------
Effect of changes in exchange rates on cash             (65,512)          -    (130,886)          -
----------------------------------------------------------------------------------------------------

(DECREASE) INCREASE IN CASH                                   3      (8,200)       (102)    (35,646)
CASH, BEGINNING OF PERIOD                                     -      11,062         105      38,508

----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $       3   $   2,862   $       3   $   2,862
====================================================================================================

SUPPLEMENTAL INFORMATION ON NON-CASH                                      -           0
   INVESTING AND FINANCING ACTIVITIES:

(i) During the quarter ended June 30, 2003, $765,531 due to related parties was settled by the issuance of 7,655,310 common shares of the Company (Note 12)

(ii) Cash  paid  for  interest


The accompanying notes are an integral part of these financial statements.

                          GRAVITAS INTERNATIONAL, INC.

            NOTES TO CONDENSED and CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE  1  -  DESCRIPTION  OF  BUSINESS

Gravitas International, Inc. (the Company) utilizes its imaging technology to develop software used by professional photographers, live event marketers and select photography related marketplaces. The Company's software systems and associated hardware enable customers to quickly capture, archive, search, and share digital photographs and associated text and audio records.

The Company's plan is to acquire and consolidate photography companies currently operating in the theme park/attraction, destination resort/casino, cruise ship, and mass attendance event industries worldwide. The Company's software and technology solutions enhance the value of existing photography businesses through more cost effective photograph capture and by adding the additional revenue associated with internet marketing, product sales, data management, and e-commerce, and photo archiving.

NOTE 2 - FINANCIAL STATEMENTS

The unaudited, condensed, and consolidated financial statements of the Company included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of June 30, 2003 and 2002 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2003 and the results of it operations and its cash flows for the six months periods ended June 30, 2003 and 2002.

The Unaudited Statements of Operations for the six months ended June 30, 2003 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

THE FINANCIAL STATEMENTS, AND THE ACCOMPANYING FORM 10-QSB, HAVE NOT BEEN REVIEWED BY THE COMPANY'S AUDITORS.


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

                              JUNE 30,          JUNE 30,
                           2003     2002     2003     2002
Net loss, as reported     -298799  -466819  -530540  -679598
Stock based compensation   -16500   -11700   -33000   -23400
                          ----------------------------------
Pro-forma net loss        -315299  -478519  -563540  -702998
                          ==================================

Loss per share
  As reported              -$0.01   -$0.03   -$0.03   -$0.04
                          ==================================
  Pro forma                -$0.02   -$0.03   -$0.03   -$0.05
                          ==================================

NOTE 4 -    LOSS PER COMMON SHARES

Basic loss per share is based on the weighted-average number of shares outstanding during the period. The weighted-average number of common shares outstanding was 20,424,840 for the three months ended June 30, 2003, and 15,403,468 for the three months ended June 30, 2002. The weighted-average number of common shares outstanding was 18,483,796 for the six months ended June 30, 2003, and 15,215,968 for the six months ended June 30, 2002. Diluted loss per share for all periods presented equaled the basic loss per share due to the antidilutive effect of potentially dilutive securities. As of June 30, 2003 and 2002, the Company had 1,159,306 1,392,027 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.

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

NOTE 6 - MANAGEMENT PLAN

In March 2003, the board of directors of Gravitas International Inc. appointed a new President / Chief Executive Officer and Chief Financial Officer, both of whom have extensive background in the area of mergers and acquisitions and experience within the entertainment and advertising industry.

Management anticipated primary revenues to be generated from strategic and profitable acquisitions and domestic and international licensing of the proprietary technology. The Company had identified a number of acquisition targets operating in the theme park/attraction, destination, resort/casino, cruise ship and mass attendance, and live event industries worldwide. The Company had retained Jupiter Capital Ventures Inc., a related party and major creditor of the Company, to raise the capital necessary to pursue these targets.

Based on this consolidation plan, revenue estimates are significantly influenced by the timing and size of completed acquisitions. There can be no assurance that any acquisition discussions will conclude successfully, until the necessary capital is raised. Although Jupiter has pursued and is currently pursuing a number of promising opportunities, management is not able to reliably forecast the outcome of Jupiter's efforts.

The Company's ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition.

The Company has entered into an exclusive worldwide licensing agreement with Info-Pix Systems Inc., a related party, whereby Info-Pix would attempt to exploit the proprietary technology. The terms call for a royalty of 5% of gross revenues in the first three years against an annual minimum of $200,000, and then 7% of gross revenues thereafter. The annual minimum for the first three years is payable on June 30, 2004, June 30, 2005, and June 30, 2006.

NOTE 7 - LOANS PAYABLE

                                                                    June 30,   December 31,
                                                                      2003         2002
Forbes Investments, Inc., due on demand, non-interest bearing,
  unsecured                                                         $  19,150  $      19,150
Carolyne Taylor,  due January 31, 2004, 11% per annum interest,
  convertible to common stock at $0.30, secured by promissory note     21,475              -
America Net Inc., due February 28, 2004, non-interest bearing,
  unsecured                                                            44,940              -
                                                                    ------------------------
                                                                    $  85,565  $      19,150
                                                                    ========================


NOTE 8 - ADVANCE FROM RELATED PARTY

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to reimburse Jupiter Capital Ventures, Inc. for operating expenses such as rent, communications and business services, that were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company had an outstanding principal balance of $350,864 due to Jupiter Capital Ventures Inc. as of March 31, 2003 ($ 314,961 at December 31, 2002). These funds represented unreimbursed expenditure incurred on the Company's behalf and unpaid fees for administration. In April, 2003, $315,531 of the advance was settled through the issuance of 3,15,531 common shares of the company valued at $0.10/share. At June 30, 2002, the Company had an outstanding principal balance of $140,038 due to Jupiter Capital Ventures Inc.

In addition, at June 30, 2003 and December 31, 2002, $20,380 and $26,319,
respectively, was due to several individuals related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowing.

NOTE 9 - RELATED PARTY PAYABLE

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to pay a monthly fee of $20,000 for financial advisory services. At March 31, 2003, $300,000 was due to Jupiter Capital Ventures, Inc. under the contract for financial advisory services ($ 240,000 at December 31, 2002). During 2002, the Company entered into a verbal agreement with Jupiter Financial Services, Inc., another company controlled by a shareholder of Gravitas International, Inc., that required a $10,000 monthly payment for investor relationship services. At March 31, 2003, $150,000 was due to Jupiter Financial Services, Inc. under the contract for investor relationship services ($120,000 at December 31 2002). The agreements between Jupiter Capital Ventures, Inc. and Jupiter Financial Services, Inc. and the Company were renewed on January 1, 2003. In April, 2003, $450,000 of the combined amounts due was settled through the issuance of 4,500,000 common shares of the company valued at $0.10/share. Effective April 1, 2003, The monthly fee for financial advisory services was reduced to $6,667 and the monthly fee for investor relationship services was reduced to $3,333. At June 30, 2003, the Company had an outstanding principal balance of $20,000 due to Jupiter Capital Ventures Inc. and $10,000 due to Jupiter Financial Services, Inc.

NOTE 10 - CONTINGENCIES

The Company is involved in several legal proceedings. In the opinion of management, based upon advice of legal counsel, the ultimate outcome will not have a material impact on the Company's financial statements, if any. Accordingly, no accrual is included in the accompanying financial statements.

The management of the Company has provided their services without compensation until a financing is completed. At the time such a financing is completed it is intedned that the Board will not negotiate a package of cash and stock compensation commensurate with the time and effort expended since the commencement of their services.

NOTE 11  - ACCRUED PAYROLL TAXES

The Company's subsidiary did not timely remit its payroll taxes for the year ended December 31, 2001, to the Canadian government. The Company has negotiated a repayment plan with the Canadian government. As of June 30, 2003 and December 31 2002, the Company's unpaid accrued payroll taxes was $60,162 and $59,244, respectively.

NOTE 12 - OTHER EQUITY TRANSACTIONS

In April 2003, Jupiter Capital Ventures, Inc. ("Jupiter Capital") and its principals and Jupiter Financial Services Inc. ("Jupiter Financial") and its principals agreed to allow the Company to convert the outstanding debts owing to each of the companies into equity in the Company. Consequently, pursuant to an agreement entered into between Jupiter Capital and the Company and an agreement entered into between Jupiter Financial and the Company, debt owing to Jupiter Capital and Jupiter Financial totaling $765,531 was settled by the issuance of 7,655,310 commons shares of the Company valued at $0.10/share. In addition to the common stock issued, Jupiter Capital was granted a five year option to purchase an additional four million shares of common stock at thirty five cents per share. This conversion price was arrived at as the fair market value at the time of the agreement.

NOTE 13 - WRITE-OFF OF PROPRIETARY TECHNOLOGY

During the quarter, the Company determined that it would no longer pursue individual live event contracts, the primary source of revenue for the Company to date. As management is not able to presently quantify the value of its proprietary technology in the context of its acquisition strategy, it has written off the balance of cost of $109,180 in the current quarter.

Note 14 - License of Technology

The Company has entered into an exclusive worldwide licensing agreement with Info-Pix Systems Inc., a related party, whereby Info-Pix would attempt to exploit the proprietary technology. The terms call for a royalty of 5% of gross revenues in the first three years against an annual minimum of $200,000, and then 7% of gross revenues thereafter. The annual minimum for the first three years is payable on June 30, 2004, June 30, 2005, and June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and the Company's financial position should be read in conjunction with the unaudited consolidated financial statements and accompanying notes.

OVERVIEW

The Company has been in the process of identifying and discussing strategic acquisitions to deploy its unique and proprietary digital technology within several recognized and high volume companies with existing infrastructure and positive operating histories. The strategy is to overlay the Company's proprietary and web-enabled systems on these companies, redefining their day-to-day operations and business models by reducing costs, adding new revenue streams and improving profits.

The Company will need to raise substantial additional capital to fund this strategy. The Company is seeking such additional funds through private equity or debt financing. Jupiter Capital Ventures, the Company's largest shareholder, has undertaken to lead the fund raising activity. There can be no assurance that such funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding. The Company has no lines of credit available at this time.

OPERATIONS

For the quarter ended June 30, 2003, the Company had a net loss of $298,799 or $0.01 per share compared with a loss of $466,819 or $.03 per share for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the Company had a net loss of $530,540 or $.03 per share compared with a loss of $679,598 or $.04 per share per for the six months ended June 30, 2002.
The loss for the quarter ended June 30, 2003 was comprised primarily of general and administrative expenses and consulting fees, together with the write off of proprietary technology in the amount of $109,180.

Revenue for the quarter ended June 30, 2003 was $37,845 compared with $15,472 for the quarter ended June 30, 2002. Revenue for the six months ended June 30, 2003 was $73,307 as compared to $36,577 for the six months ended June 30, 2002. Revenue throughout the quarter ended June 30, 2003 was comprised of one corporate event contract.

Cost of sales for the quarter ended June 30, 2003 was $20,015 compared with $7,788 for the quarter ended June 30, 2002. Cost of sales for the six months ended June 30, 2003 was $32,137 as compared to $7,998 for the six months ended June 30, 2002. Cost of sales in 2003 represented primarily production and creative expenses incurred to fulfill the contracted revenue earned.

General, selling and administrative expense for the quarter ended June 30, 2003 was $178,421 compared with $457,677 for the quarter ended June 30, 2002. General, selling and administrative expense for the six months ended June 30, 2003 was $401,887 as compared with $683,238 for the six months ended June 30, 2002. Included in general, selling and administrative expense in 2003 was $45,252 for administrative services, $80,000 for financial advisory services, and $40,000 for investor relation's services charged by a related party and $19,396 for professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations:
Negative cash flow from operations excluding changes in operating assets and liabilities was $138,086 for the quarter ended June 30, 2003 compared with $199,688 for the quarter ended June 30, 2002. For the six months ended June 30, 2003 negative cash flow from operations excluding changes in operating assets and liabilities was $318,293 as compared to $382,997 for the six months ended June 30, 2003. Components of the negative cash flow from operations in both years are comparable and are comprised mainly of general and administrative expense offset by the gross profit on revenues.

INVESTING ACTIVITIES:
Investment in capital assets for the quarter ended June 30, 2003 was $181 compared with $13,838 in 2002. Investment in capitalized software was $0 during the three months and six months ended June 30, 2003 since the Company's proprietary technology attained commercial feasibility in September, 2002. Investment in the capitalized software for the three months ended June 30, 2002 was 86,907 and for the six months ended June 30, 2002 was ($19,463).


FINANCING ACTIVITIES:
During the quarter ended June 30, 2003, the Company borrowed $26,483 in short-term loans. During the six months ended June 30, 2003 the Company borrowed $29,962 in short term loans and sold 108,868 common shares for $16,330 ($0.15/share). During the quarter ended June 30, 2002, the Company repaid $23,934 to a related party and raised $350,000 through the issuance of common stock and exercise of stock options. During the six months ended June 30, 2002 the company borrowed $114,643 from a related party.

In April 2003, Jupiter Capital Ventures, Inc. ("Jupiter") and its principals and Jupiter Financial Services and its principals agreed to allow Gravitas International, Inc. to convert the outstanding debts owing to each of the companies into equity in the Company. Consequently, an agreement entered into between Jupiter Capital, Inc. (Jupiter Capital) and Gravitas International, Inc. (Gravitas) and an agreement entered into between Jupiter Financial Services, Inc. and Gravitas International, Inc., effective April 14, 2003 states that Jupiter Capital and its principals, combined with Jupiter Financial Services and its principals are owed $ 765,531. The debt consists of a combination of expenses incurred by Jupiter Capital on behalf of Gravitas, advances loaned to the Company by Jupiter, and services rendered to the Company as stipulated by consulting agreements of Jupiter Capital Ventures, Inc., and Jupiter Financial Services, Inc

Jupiter and its principals and Jupiter Financial Services and its principals have offered to convert their debt to common stock of Gravitas at ten cents per share, plus a five year option to purchase an additional four million shares of common stock at thirty five cents per share. This conversion price was arrived at as the fair market value at the time of the agreement. It is noted that the additional stock options issued will result in an expense in the second quarter of 2003.

The Board of Directors approved this offer by resolution on April 14, 2003.


Cash resources and liquidity:

The Company had a working capital deficiency of $948,543 at June 30, 2003 compared with $1,278,865 at December 31, 2002. The deterioration in working capital was primarily due to negative cash flow from operations. These financial statements do not reflect adjustments in the carrying value of the assets and liabilities, income statements items and balance sheet classifications that would be necessary if the going concern assumption were not appropriate.

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

Based on Gravitas' consolidation business and growth model, revenue estimates are significantly influenced by the timing and size of completed acquisitions. Subject to the Company's ability to obtain debt or equity financing in the next 45 days, the company expects to complete the acquisition of one US-based company currently operating in the targeted industries outlined previously in the current fiscal year.

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

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

As of August 19, 2003, there are currently 5 known material lawsuits or claims made against the Company.

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

2. Sony Consumer Products Ltd vs. WTAA International, Inc. This claim was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $ 30,000. As of March 31, 2003, the remaining balance owing was $15,000. The balance owing is anticipated to be paid off by September of 2003.

3. Universal Studios Licensing Inc. vs. WTAA International Inc. This was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $ 50,000 and 50,000 shares. A share adjustment formula was included if the stock price was below $ 0.28per share. As of December 31, 2002, the remaining balance owing to Universal is 50,000 shares, due to the Company's stock price falling below $ 0.28 per share. The balance owing is anticipated to be paid off by September of 2003.

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

5. Evergreen Building Ltd. vs. Memoremail Corp et al. Evergreen Building Ltd. was the landlord of MemorEmail Corp., and enforced a personal claim against Kevin Hayden when Gravitas International Inc., exercised its security agreement and acquired the assets of Memoremail Corp. for the funds it had invested. As a part of the employment agreement between Kevin Hayden and Gravitas Digital Communications Inc., Gravitas agreed to take responsibility for the claim. The claim has since been settled for a total of $ 25,323. As of August 19, 2003, the Company has a balance due of $5,000.

ITEM  2.  CHANGES  IN  SECURITIES.

In January 2003, the Company issued 108,868 commons shares for $16,330 ($0.15/share).

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

           None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

           None.

ITEM  5.  OTHER  INFORMATION.

           None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)  Index  and  Exhibits

31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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



      Date: Aug 19, 2003         By:  /s/  Robin Lecky
                                      ------------------------
                                      Robin Lecky
                                      CEO, President and Director


      Date: Aug 19, 2003        By:  /s/  Edward Shapero
                                      ------------------------
                                      Edward Shapero
                                      CFO and Director

      Date: Aug 19, 2003        By:  /s/  Vance Campbell
                                      ------------------------
                                      Vance Campbell
                                      COO, and Director


      Date: Aug 19, 2003        By:  /s/  Dr.  C.J.  Weinstein
                                      ------------------------
                                      Dr.  C.J.  Weinstein
                                      Director


      Date: Aug 19, 2003        By:  /s/  Larry  Shaben
                                      ------------------------
                                      Larry  Shaben
                                      Director and
                                      Chairman of
                                      Board of Directors