Form 10QSB/A
period 2003-06-30
GRAVITAS INTERNATIONAL INC
filed 2003-10-06
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                  -------------

  (Mark One)
      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  quarterly  period  ended  June 30, 2003
                                                   -------------

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

INDEX  TO  FINANCIAL  STATEMENTS

                                                                     Page Number

Table  of  Contents

Consolidated Balance Sheets at June 30, 2003 (Unaudited) and
December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Consolidated Statements of Operations for the Six Months
and Three Months Ended June 30, 2003 and June 30, 2002 (Unaudited). . . . . . 4

Consolidated Statements of Cash Flows for the Six
Months Ended June 30, 2003 and June 30, 2002 (Unaudited). . . . . . . . . . . 5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . . 6



The accompanying notes are an integral part of these financial statements.

GRAVITAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
==========================================================================
                                              (UNAUDITED)
                                                JUNE 30,     December 31,
                                                  2003           2002
                                              ------------  --------------
ASSETS

CURRENT
  Cash                                        $         3   $         105
  Accounts receivable                              16,062           1,688
  Prepaid expenses and other current assets         4,200          21,306
--------------------------------------------------------------------------
                                                   20,265          23,099
CAPITAL ASSETS                                    111,889         143,143
CAPITALIZED SOFTWARE COSTS                              -         134,869
--------------------------------------------------------------------------
                                              $   132,154   $     301,111
==========================================================================

LIABILITIES

CURRENT
  Accounts payable                            $   410,530   $     354,193
  Accrued liabilities                             186,240          92,371
  Royalty and license fees payable                135,000         135,000
  Loans payable                                    85,565          19,150
  Related party payable                           160,418         341,280
  Advance from related party                       30,000         360,000
--------------------------------------------------------------------------
                                                1,007,753       1,301,994

STOCKHOLDERS' (DEFICIT)

Common stock                                       24,246          16,482
Additional paid in capital                      6,057,280       4,667,972
Other comprehensive income                       (128,287)        (12,008)
Accumulated deficit                            (6,828,838)     (5,673,329)
--------------------------------------------------------------------------
                                                 (875,599)     (1,000,883)
--------------------------------------------------------------------------
                                              $   132,154   $     301,111
==========================================================================

The accompanying notes are an integral part of these financial statements.

GRAVITAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(UNAUDITED)
=================================================================================================

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                            ------------------------------------------------------
                                                2003          2002          2003          2002
                                            ------------------------------------------------------
REVENUE
  Product revenue                           $    37,845   $    15,472   $    73,307   $    36,577
     Total revenues                              37,845        15,472        73,307        36,577

COST OF REVENUE                                  20,015         7,788        32,137         7,998
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
GROSS PROFIT                                     17,830         7,684        41,170        28,579
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES
  General,selling,and administrative            231,967       457,677       455,434       683,238
  Depreciation and amortization                  29,637         7,653        59,273        16,425
--------------------------------------------------------------------------------------------------
                                                261,604       465,330       514,707       699,663
--------------------------------------------------------------------------------------------------
OPERATING LOSS                                 (243,774)     (457,646)     (473,537)     (671,084)

OTHER INCOME (EXPENSES)
  Non cash financing expense                   (571,417)            -      (571,417)            -
  Write off capitalized software               (109,180)            -      (109,180)            -
  Interest                                         (873)          (79)       (2,851)         (684)
  Other, net                                      1,476        (9,094)        1,476         -7830
--------------------------------------------------------------------------------------------------
NET LOSS                                       (923,768)     (466,819)   (1,155,509)     (679,598)

ACCUMMULATED DEFICIT, BEGINNING OF PERIOD    (5,905,070)   (4,298,654)   (5,673,329)   (4,115,875)
COMMON STOCK SHARES SUBSCRIBED                                    -

--------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, END OF PERIOD          $(6,828,838)  $(4,765,473)  $(6,828,838)  $(4,795,473)
==================================================================================================

LOSS PER COMMON SHARE -
     BASIC AND DILUTED                      $     (0.05)  $     (0.03)  $     (0.06)  $     (0.04)
                                            ============  ============  ============  ============

The accompanying notes are an integral part of these financial statements.

GRAVITAS  INTERNATIONAL  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
============================================================================================================

                                                             Three months ended           Six months  ended
                                                                   June 30,                    June 30,
                                                            ------------------------------------------------
                                                              2003          2002          2003          2002
                                                            ------------------------------------------------

OPERATING ACTIVITIES
  Net (loss)                                                $(923,768)  $(466,819)  $(1,155,509)  $(679,598)
  Depreciation and amortization                                29,637       8,772        59,273      16,425
  Common stock and stock options issued for services           21,897     258,359        43,794     280,176
  Non cash financing expense                                  571,417           -       571,417           -
  Write off of capitalized software                           109,180           -       109,180           -
  Changes in assets and liabilities
    Accounts receviable                                       (10,969)     (6,357)      (14,374)    (18,237)
    Prepaid expenses and other current assets                  (1,479)      9,806        17,106      31,122
    Accounts receivable                                        35,406      83,688        56,337      72,075
    Accrued liabilities                                        70,830       9,782        93,869       9,782
    Royalty and license fee payable                                 -     (40,000)            -     (40,000)
    Deferred revenue                                          (11,820)          -             -           -
    Advance from related party                                 30,000           -       120,000           -
    Related partly payable                                    104,276           -       134,669           -
------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities      24,607    (142,769)       35,762    (328,255)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Note receivable                                                  -     (90,752)            -     (90,752)
  Capital assets                                                    -     (13,838)       (2,330)    (13,838)
  Capitalized software costs                                        -     (86,907)            -     (67,444)

------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                         -    (191,497)       (2,330)   (172,034)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from loans payable                                 24,800           -        66,415           -
   Proceeds form related party debt                                 -     (23,934)            -     114,643
  Proceeds sale of common stock and stock subscriptions             -     100,000        16,330     100,000
  Proceeds from exercise of stock options                           -     250,000             -     250,000

------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   24,800     326,066        82,745     464,643
------------------------------------------------------------------------------------------------------------
Effect of changes in exchange rates on cash                   (49,404)          -      (116,279)          -
------------------------------------------------------------------------------------------------------------
(DECREASE) INCREASE IN CASH                                         3      (8,200)         (102)    (35,646)
CASH, BEGINNING OF PERIOD                                           -      11,062           105      38,508
------------------------------------------------------------------------------------------------------------
CASH END OF PERIOD                                          $       3   $   2,862   $         3   $   2,862
============================================================================================================

SUPPLEMENTAL INFORMATION ON NON-CASH                                -           0
   INVESTING AND FINANCING ACTIVITIES:

(i)  During the six months ended June 30, 2003, $765,531 due to related parties was settled by the issuance of 7,655,310 common shares of the Company (Note 12)

(ii) Cash paid  for  interest $2852

The accompanying notes are an integral part of these financial statements.

                          GRAVITAS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

NOTE 2 - FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of June 30, 2003 and 2002 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2003 and the results of it operations and its cash flows for the three and six months periods ended June 30, 2003 and 2002.

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

                            Three Months Ended       Six Months Ended
                                 JUNE 30,                 JUNE 30,
                             2003        2002         2003         2002

Net loss, as reported     ($923,768)  ($466,819)  ($1,155,509)  ($679,598)
Stock based compensation    (16,500)    (11,700)      (33,000)    (23,400)
                          ------------------------------------------------
Pro-forma net loss        ($940,268)  ($478,519)  ($1,188,509)  ($702,998)
==========================================================================

Loss per share
  As reported                ($0.05)     ($0.03)       ($0.06)     ($0.04)
==========================================================================
  Pro forma                  ($0.05)     ($0.03)       ($0.06)     ($0.05)
==========================================================================

NOTE 4 -    LOSS PER COMMON SHARES

Basic loss per share is based on the weighted-average number of shares outstanding during the period. The weighted-average number of common shares outstanding was 20,424,840 for the three months ended June 30, 2003, and 15,403,468 for the three months ended June 30, 2002. The weighted-average number of common shares outstanding was 18,483,796 for the six months ended June 30, 2003, and 15,215,968 for the six months ended June 30, 2002. Diluted loss per share for all periods presented equaled the basic loss per share due to the antidilutive effect of potentially dilutive securities. As of June 30, 2003 and 2002, the Company had 6,409,310 and 1,392,027 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.

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

In May 2003, FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company does not anticipate that the adoption of this statement will have any effect on the Company's financial position, results of operations, or cash flows.


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

NOTE 7 - LOANS PAYABLE

                                                         June 30,  December 31,
                                                           2003        2002
Forbes Investments, Inc., due on demand,
   non-interest bearing,  unsecured                     $  19,150  $     19,150
Carolyne Taylor,  due January 31, 2004,
  11% per annum interest, convertible to
   common stock at $0.30, secured by promissory note    $  21,475             -
America Net Inc., due February 28, 2004,
    non-interest bearing,  unsecured                    $  44,940             -
                                                        -----------------------
                                                        $  85,565  $     19,150
                                                        =======================

NOTE 8 - ADVANCE FROM RELATED PARTY

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to reimburse Jupiter Capital Ventures, Inc. for operating expenses such as rent, communications and business services, that were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company had an outstanding balance of $350,864 due to Jupiter Capital Ventures Inc. as of March 31, 2003 ($ 314,961 at December 31, 2002). These funds represented unreimbursed expenditure incurred on the Company's behalf and unpaid fees for administration. In April, 2003, $315,531 of the advance was settled through the issuance of 3,155,310 common shares of the company valued at $0.10/share.

In addition, at June 30, 2003 and December 31, 2002, $20,380 and $26,319,
respectively, was due to several individuals related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowing.

NOTE 9 - RELATED PARTY PAYABLE

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to pay a monthly fee of $20,000 for financial advisory services. At March 31, 2003, $300,000 was due to Jupiter Capital Ventures, Inc. under the contract for financial advisory services ($ 240,000 at December 31, 2002). During 2002, the Company entered into a verbal agreement with Jupiter Financial Services, Inc., another company controlled by a shareholder of Gravitas International, Inc., that required a $10,000 monthly payment for investor relationship services. At March 31, 2003, $150,000 was due to Jupiter Financial Services, Inc. under the contract for investor relationship services ($120,000 at December 31 2002). The agreements between Jupiter Capital Ventures, Inc. and Jupiter Financial Services, Inc. and the Company were renewed on January 1, 2003. In April, 2003, $450,000 of the combined amounts due was settled through the issuance of 4,500,000 common shares of the company valued at $0.10/share. As a condition of the settlement of debt, the Company issued options to purchase 1,500,000 common shares of the Company at an exercise price of $0.00/share; the fair value of these options has been estimated to be $150,000. As a further condition of the settlement of debt, the Company issued options to purchase 4,000,000 common shares of the Company at an exercise price of $0.35/share; the fair value of these options has been estimated to be $421,417.The Company used the Black-Scholes pricing model to determine the fair value of the options. The assumptions used to value the options are as follows: risk free interest rate of 2.93%; option life of 5 years; stock volatility of 199%; and no dividends paid over the expected life. Both options granted have a 5 year term ending April 14th 2008. The fair value of these options has been recorded as a non cash financing fee. Effective April 1, 2003, the monthly fee for financial advisory services was reduced to $6,667 and the monthly fee for investor relationship services was reduced to $3,333. At June 30, 2003, the Company had an outstanding principal balance of $20,000 due to Jupiter Capital Ventures Inc. and $10,000 due to Jupiter Financial Services, Inc.

NOTE 10 - CONTINGENCIES

The Company is involved in several legal proceedings. In the opinion of management, based upon advice of legal counsel, the ultimate outcome will not have a material impact on the Company's financial statements, if any. Accordingly, no accrual is included in the accompanying financial statements.

The management of the Company has provided their services without compensation until a financing is completed. At the time such a financing is completed it is intended that the Board will negotiate a package of cash and stock compensation commensurate with the time and effort expended since the commencement of their services.

NOTE 11  - ACCRUED PAYROLL TAXES

The Company's subsidiary did not timely remit its payroll taxes for the year ended December 31, 2001, to the Canadian government. The Company has negotiated a repayment plan with the Canadian government. As of June 30, 2003 and December 31 2002, the Company's unpaid accrued payroll taxes was $60,162 and $59,244, respectively.

NOTE 12 - WRITE-OFF OF CAPITALIZED SOFTWARE

During the quarter ended June 30,2003, the Company determined that it would no longer pursue individual live event contracts, the primary source of revenue for the Company to date. The Company does not believe it may be able to produce future revenues related to this software. As a result management believes that the capitalized software has been impaired. The Company recorded a write off of capitalized software of $109,180 during the quarter ended June 30, 2003.

Note 13 - LICENSE OF TECHNOLOGY

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

OPERATIONS


For the quarter ended June 30, 2003, the Company had a net loss of $923,768 or $0.05 per share compared with a loss of $466,819 or $.03 per share for the quarter ended June 30, 2002. For the six months ended June 30, 2003, the Company had a net loss of $1,155,509 or $.06 per share compared with a loss of $679,598 or $.04 per share per for the six months ended June 30, 2002. The loss for the quarter ended June 30, 2003 was comprised primarily of general and administrative expenses and consulting fees, together with the write off of proprietary technology in the amount of $109,180 and non cash financing fees of $571,417.

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

General, selling and administrative expense for the quarter ended June 30, 2003 was $231,967 compared with $457,677 for the quarter ended June 30, 2002. General, selling and administrative expense for the six months ended June 30, 2003 was $455,434 as compared with $683,238 for the six months ended June 30, 2002. Included in general, selling and administrative expense in 2003 was $45,252 for administrative services, $80,000 for financial advisory services, and $40,000 for investor relation's services charged by a related party and $19,396 for professional fees. The reduction in general and administrative expenses throughout the three months ended June 30th 2003 as compared to the three months ended June 30th, 2002, resulted from a change in executive management, as well as a shift in business focus that moved away from operations and technology development and into licensing and acquisitions of existing businesses. This shift in business focuses lowered the operational overhead as well as the overall general administrative expenses. Management expects the general and administrative expenses to remain relatively consistent from this point forward.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations:
Negative cash flow from operations excluding changes in operating assets and liabilities was $191,637 for the quarter ended June 30, 2003 compared with $199,688 for the quarter ended June 30, 2002. For the six months ended June 30, 2003 negative cash flow from operations excluding changes in operating assets and liabilities was $371,845 as compared to $382,997 for the six months ended June 30, 2003. Components of the negative cash flow from operations in both years are comparable and are comprised mainly of general and administrative expense offset by the gross profit on revenues. With the exception of the one time financing fees and technology write offs the two years are comparable.

INVESTING ACTIVITIES:
Investment in capital assets for the quarter ended June 30, 2003 was $0 compared with $13,838 in 2002. Investment in capitalized software was $0 during the three months and six months ended June 30, 2003 since the Company's proprietary technology attained commercial feasibility in September 2002. Investment in the capitalized software for the three months ended June 30, 2002 was $86,907 and for the six months ended June 30, 2002 was $67,444.


FINANCING ACTIVITIES:
During the quarter ended June 30, 2003, the Company borrowed $24,800 in short-term loans. During the six months ended June 30, 2003 the Company borrowed $66,415 in short term loans and sold 108,868 common shares for $16,330 ($0.15/share). During the quarter ended June 30, 2002, the Company repaid $23,934 to a related party and raised $350,000 through the issuance of common stock and exercise of stock options. During the six months ended June 30, 2002 the company borrowed $114,643 from a related party.

In April 2003, Jupiter Capital Ventures, Inc. ("Jupiter") and its principals and Jupiter Financial Services and its principals agreed to allow Gravitas International, Inc. to convert the outstanding debts owing to each of the companies into equity in the Company. The debt consists of a combination of expenses incurred by Jupiter Capital on behalf of Gravitas, advances loaned to the Company by Jupiter, and services rendered to the Company as stipulated by consulting agreements of Jupiter Capital Ventures, Inc., and Jupiter Financial Services, Inc. and totaled $765,531.

Jupiter and its principals and Jupiter Financial Services and its principals agreed to convert their debt to common stock of Gravitas at $0.10 per share. This conversion price was the fair market value at the time of the agreement. As a condition of the settlement of debt, the Company issued options to purchase 1,500,000 common shares of the Company at an exercise price of $0.00/share; the fair value of these options has been estimated to be $150,000. As a further condition of the settlement of debt, the Company issued options to purchase 4,000,000 common shares of the Company at an exercise price of $0.35/share; the fair value of these options has been estimated to be $421,417. Both options granted have a 5 year term ending April 14th 2008. The fair value of these options has been recorded as a non cash financing expense in the amount of $571,417.

The Board of Directors approved this offer by resolution on April 14, 2003.

Cash resources and liquidity:

The Company had a working capital deficit of $987,488 at June 30, 2003 compared with $1,278,895 at December 31, 2002. The reduction in the working capital deficit was primarily due to the settlement of debt relating to amounts payable to a related party and an advance from a related party. The debt was settled through the issuance of common stock .These financial statements do not reflect adjustments in the carrying value of the assets and liabilities, income statements items and balance sheet classifications that would be necessary if the going concern assumption were not appropriate.

Working capital requirements and funds required to consummate certain targeted acquisitions in order to carry out the Company's expansion business plan are estimated to be in excess of $3,500,000. The Company's ability to continue as a going concern is dependent on its ability to obtain debt or equity financing for its working capital and investing requirements.

Management is in discussions with Jupiter Capital Ventures Inc., a related party and major creditor to the Company, on raising the capital necessary to fulfill on the business objectives of acquisition and consolidation. As of September 2003, Jupiter Capital Ventures Inc. has reported that it is continuing negotiations with a number of third party investment groups to fund the first two acquisitions that the Company has identified. While there can be no assurance that such discussions will conclude successfully, management believes it will be successful in raising the necessary capital.


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

Outlook:
In March 2003, the board of directors of Gravitas International Inc. welcomed Robin Lecky as the new President and Chief Executive Officer and Edward Shapero as the new Chief Financial Officer. Robin Lecky and Edward Shapero have extensive background in the area of mergers and acquisitions as well as a number of influential contacts within the entertainment and advertising industry. They join Vance Campbell, Chief Operating Officer and Director.

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

ITEM 3.   CONTROLS AND PROCEDURES


(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In connection with their audit of the Company's financial statements as of and for the year ended December 31,2002 Grant Thornton LLP (GT) advised the Company that it identified certain deficiencies in the Company's internal control procedures that GT considered to be material weakness under standards established by the American Institute of Certified Public Accountants.


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

ITEM 2. CHANGES IN SECURITIES.

In January 2003, the Company issued 108,868 commons shares for $16,330 ($0.15/share).


In April 2003, Jupiter Capital Ventures, Inc. ("Jupiter") and its principals and Jupiter Financial Services and its principals agreed to allow Gravitas International, Inc. to convert the outstanding debts owing to each of the companies into equity in the Company. Consequently, an agreement entered into between Jupiter Capital, Inc. (Jupiter Capital) and Gravitas International, Inc. (Gravitas) and an agreement entered into between Jupiter Financial Services, Inc. and Gravitas International, Inc., effective April 14, 2003 states that Jupiter Capital and its principals, combined with Jupiter Financial Services and its principals are owed $ 765,531. The debt consists of a combination of expenses incurred by Jupiter Capital on behalf of Gravitas, advances loaned to the Company by Jupiter, and services rendered to the Company as stipulated by consulting agreements of Jupiter Capital Ventures, Inc., and Jupiter Financial Services, Inc.

Jupiter and its principals and Jupiter Financial Services and its principals agreed to convert their debt to common stock of Gravitas at $0.10 per share. This conversion price was arrived at as the fair market value at the time of the agreement. As a condition of the settlement of debt, the company issued options to purchase 1,500,000 common shares of the company at an exercise price of $0.00/share; the fair value of these options has been estimated to be $150,000. As a further condition of the settlement of debt, the company issued options to purchase 4,000,000 common shares of the company at an exercise price of $0.35/share; the fair value of these options has been estimated to be $421,417. Both options granted have a 5 year term ending April 14th 2008. The fair value of these options has been recorded as a non cash financing expense in the amount of $571,417.


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


                                             GRAVITAS INTERNATIONAL, INC.
                                             ----------------------------
                                                     (Registrant)


      Date: Oct 2nd 2003
                                             By: /s/ Larry Shaben
                                                 ------------------------
                                                 Larry  Shaben
                                                 Chairman/Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Date: Oct 2nd 2003
                                            By:  /s/  Robin Lecky
                                                 ------------------------
                                                 Robin Lecky
                                                 CEO, President and Director


      Date: Oct 2nd 2003
                                            By:  /s/  Edward Shapero
                                                 ------------------------
                                                 Edward Shapero
                                                 CFO and Director


      Date: Oct 2nd 2003
                                            By:  /s/  Vance Campbell
                                                 ------------------------
                                                 Vance Campbell
                                                 COO, and Director


      Date: Oct 2nd 2003
                                            By:  /s/  Dr. C.J. Weinstein
                                                 ------------------------
                                                 Dr.  C.J.  Weinstein
                                                 Director


      Date: Oct 2nd 2003
                                            By:  /s/  Larry  Shaben
                                                 ------------------------
                                                 Larry  Shaben
                                                 Director and
                                                 Chairman of
                                                 Board of Directors