Form 10QSB
period 2003-09-30
GRAVITAS INTERNATIONAL INC
filed 2003-12-30
CIK 1102709

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                  -----------

    (Mark  One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For  the  quarterly  period  ended  September  30,  2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003 the registrant had issued and outstanding 24,252,495 shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS


                                                                     Page Number


Table  of  Contents

Consolidated Balance Sheets at Sept 30, 2003 (Unaudited) and
December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Statements of Operations for the Nine Months
and Three Months Ended Sept 30, 2003 and Sept 30, 2002 (Unaudited)  . . . . .4

Consolidated Statements of Cash Flows for the Nine
Months Ended Sept 30, 2003 and Sept 30, 2002 (Unaudited). . . . . . . . . . .5

Notes to Unaudited Consolidated Financial Statements  . . . . . . . . . . . .6

                          GRAVITAS INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS (unaudited)
                                     ASSETS


GRAVITAS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

=============================================================================

                                               SEPTEMBER 30,    December 31,
                                                   2003             2002
                                              ---------------  --------------
                                               (UNAUDITED)
ASSETS

CURRENT
  Cash                                        $           18   $         105
  Accounts receivable                                 27,730           1,688
  Prepaid expenses and other current assets            4,838          21,306
-----------------------------------------------------------------------------
                                                      32,586          23,099

CAPITAL ASSETS                                             -         143,143
CAPITALIZED SOFTWARE COSTS                                 -         134,869
-----------------------------------------------------------------------------
                                              $       32,586   $     301,111
=============================================================================

LIABILITIES

CURRENT
  Accounts payable                                   398,702         354,193
  Accrued liabilities                                236,779          92,371
  Royalty and license fees payable                   135,000         135,000
  Deferred revenue                                     5,850               -
  Loans payable                                       88,343          19,150
  Advance from related party                         270,459         341,280
  Related party payable                               60,000         360,000
-----------------------------------------------------------------------------
                                                   1,195,133       1,301,994

STOCKHOLDERS' (DEFICIT)

Common stock                                          24,246          16,482
Additional paid in capital                         6,079,177       4,667,972
Other comprehensive income (expense)                 (83,446)        (12,008)
Deficit                                           (7,182,524)     (5,673,329)
-----------------------------------------------------------------------------
                                                  (1,162,547)     (1,000,883)
                                              $       32,586   $     301,111
=============================================================================

The accompanying notes are an integral part of these statements

                                  GRAVITAS INTERNATIONAL, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


GRAVITAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
(UNAUDITED)
=====================================================================================================

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                       --------------------------------------------------------------
                                             2003              2002            2003          2002
                                       --------------------------------------------------------------

REVENUE
  Product revenue                      $        23,888   $        31,037   $    97,195   $    67,614

COST OF REVENUE                                 15,075             6,394        47,212        14,392
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
GROSS PROFIT                                     8,813            24,643        49,983        53,222
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES

  General,selling,and administrative           248,132           383,179       703,574     1,066,417
  Depreciation and amortization                 16,792            21,208        76,057        37,633

-------------------------------------------------------  ----------------  ------------  ------------
                                               264,924           404,387       779,631     1,104,050
-------------------------------------------------------  ----------------  ------------  ------------
OPERATING LOSS                                (256,111)         (379,744)     (729,648)   (1,050,828)

OTHER INCOME (EXPENSES)
  Non cash financing expense                         -                 -      (571,417)            -
  Write off proprietaty technology                   -                 -      (109,180)            -
  Write off license fees payable                                  65,000                      65,000
  Interest                                      (2,470)                -        (5,321)         (684)
  Impairment of capital assets                 (95,105)                -       (95,105)            -
  Other, net                                         -            14,464         1,476         6,634
-----------------------------------------------------------------------------------------------------
NET LOSS                                      (353,686)         (300,280)   (1,509,195)     (979,878)

DEFICIT, BEGINNING OF PERIOD                (6,828,838)       (4,765,473)   (5,673,329)   (4,085,875)
                                                                       -

-----------------------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                 $    (7,182,524)  $    (5,065,753)  $(7,182,524)  $(5,065,753)
=====================================================================================================

LOSS PER COMMON SHARE -
     BASIC AND DILUTED                 $         (0.01)  $         (0.02)  $     (0.07)  $     (0.06)
                                       ================  ================  ============  ============


Weighted average number of common
  shares outstanding                        24,252,495        15,493,528    20,406,695    16,179,226
                                       ================  ================  ============  ============


                    The accompanying notes are an integral part of these statements

                                  GRAVITAS INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


GRAVITAS INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
========================================================================================

                                                                  Nine months ended
                                                                    September 30,
                                                            ----------------------------
                                                                 2003           2002
                                                            ----------------------------
OPERATING ACTIVITIES
  Net loss                                                  $  (1,509,195)  $  (979,878)
  Depreciation and amortization                                    76,057        37,633
  Adjustments to reconcile net loss from operations to net
  cash used in operating activities
    Common stock and stock options issued for services             65,691       283,971
    Non cash financing expense                                    571,417             -
    Write off of proprietary technology                           109,180             -
    Impairment of fixed assets                                     95,105             -
    Changes in assets and liabilities
      Accounts receivable                                         (26,042)       75,309
      Prepaid expenses and other current assets                    16,468        (2,666)
      Accounts payable                                             44,509       127,687
      Accrued liabilities                                         144,408             -
      Royalty and license fee payable                                   -      (130,000)
      Deferred revenue                                              5,850             -
      Related partly payable                                      150,000             -
      Advance from related party                                  244,710             -


----------------------------------------------------------------------------------------
      Net cash used in operating activities                       (11,842)     (587,944)
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Note receivable                                                      -       (63,093)
   Capital assets                                                  (2,330)     (118,435)
   Capitalized software costs                                           -       (67,444)

----------------------------------------------------------------------------------------
      Net cash used in investing activities                        (2,330)     (248,972)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Loans payable                                                   69,193             -
   Proceeds form related party debt                                     -       281,323
   Proceeds sale of common stock and stock subscriptions           16,330       236,000
   Proceeds from exercise of stock options                              -       250,000

----------------------------------------------------------------------------------------
Net cash provided by financing activities                          85,523       767,323
----------------------------------------------------------------------------------------
Effect of changes in exchange rates on cash                       (71,438)       34,876
----------------------------------------------------------------------------------------

DECREASE IN CASH                                                      (87)      (34,717)
CASH, BEGINNING OF PERIOD                                             105        38,508

----------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                       $          18   $     3,791
========================================================================================

SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING ACTIVITIES:

(i)  During the quarter ended June 30, 2003, $765,531 due to related parties was settled by the issuance of 7,655,310 common shares of the Company

(ii) Cash paid for interest totaled $2,852

             The accompanying notes are an integral part of these statements

                          GRAVITAS INTERNATIONAL, INC.

            NOTES TO CONDENSED and CONSOLIDATED FINANCIAL STATEMENTS
                                  Sept 30, 2003

NOTE 1  -  DESCRIPTION OF BUSINESS

Gravitas International, Inc. (the Company) has developed a proprietary photography and image storage software that combines a mobile personal computer
(PC) with a digital camera. The PC runs the Gravitas Software and allows for the photographer to instantly edit, alter, print, email, or achieve the photograph. Specific and selected data can be associated with the photographs and all information can be instantly and wirelessly uploaded to a central server. The primary purpose of this data collection software is to increase existing revenues associated with general photography related businesses. As well, the software is designed so as to allow marketers and advertisers direct "opt-in" access to targeted individuals for selected markets. The Company has developed custom software applications for the live event marketplace, the political arena, conventions and sales conferences, cruise ships, amusement and theme park applications and continues to find new market applications for its unique software.

The Company's plan is to acquire and consolidate photography companies currently operating in the theme park/attraction, destination resort/casino, cruise ship, and mass attendance event industries worldwide. The Company's software and technology solutions enhance the value of existing photography businesses through more cost effective photograph capture and by adding the additional revenue associated with internet marketing, product sales, data management, e-commerce, and photo archiving.

NOTE 2  -  FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company included herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of September 30, 2003 and 2002 reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2003 and the results of it operations and its cash flows for the nine month periods ended September 30, 2003 and 2002.

The Unaudited Statements of Operations for the nine months ended September 30, 2003 are not necessarily indicative of results for the full year.

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


Stock Based Compensation

                            Three Months Ended       Nine Months Ended
                               SEPTEMBER 30,            SEPTEMBER 30,
                             2003        2002         2003         2002

Net loss, as reported     ($353,686)  ($300,280)  ($1,509,195)  ($979,878)
Stock based compensation    (16,500)     (3,988)      (49,500)    (15,813)
                          ------------------------------------------------
Pro-forma net loss        ($370,186)  ($304,268)  ($1,558,695)  ($995,691)
==========================================================================

Loss per share
  As reported                ($0.01)     ($0.02)       ($0.07)     ($0.06)
==========================================================================
  Pro forma                  ($0.02)     ($0.02)       ($0.08)     ($0.06)

NOTE 4  -  LOSS PER COMMON SHARE

Basic loss per share is based on the weighted-average number of shares outstanding during the period. The weighted-average number of common shares outstanding was 24,252,495 for the three months ended September 30, 2003, and 15,493,528 for the three months ended September 30, 2002. The weighted-average number of common shares outstanding was 20,406,695 for the nine months ended September 30, 2003, and 16,179,226 for the nine months ended September 30, 2002. Diluted loss per share for all periods presented equaled the basic loss per share due to the antidilutive effect of potentially dilutive securities. As of September 30, 2003 and 2002, the Company had 6,500,667 and 1,106,194 of potentially dilutive shares that were not included in loss per share computations due to their antidilutive effect.


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

In November 2003, due to a lack of funding necessary to acquire other businesses within the photography industry, the Chief Financial Officer tendered his resignation in order to pursue other opportunities.

The Company's ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition.

In December of 2003 the Company's board discussed focusing the Company's efforts on revenues and operations. The Company will pursue clients in the retail application of the technology as well as the nightclub, pub, hotel, and entertainment application. The Company is currently in negotiations with 3 nightclubs in the Vancouver, B.C. area to provide ongoing marketing and photography services.

The Company is continuing to look for viable acquisitions which compliment the business and technology that has been developed. In the event that the Company is unable to obtain funding for these acquisitions, the Company has discussed partnering with other businesses within the photography and marketing industries and sharing in the additional revenues that these businesses are able to generate.


NOTE 7 - LOANS PAYABLE

                                                                     Sept 30,   December 31,
                                                                      2003         2002

Forbes Investments, Inc., due on demand, non-interest bearing,
  unsecured                                                         $  19,150  $      19,150
Carolyne Taylor,  due January 31, 2004, 11% per annum interest,
  convertible to common stock at $0.30, secured by promissory note     21,553              -
America Net Inc., due February 28, 2004, non-interest bearing,
  unsecured                                                            47,640              -
                                                                    ------------------------
                                                                    $  88,343  $      19,150
                                                                    ========================

NOTE 8 - ADVANCE FROM RELATED PARTY

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to reimburse Jupiter Capital Ventures, Inc. for operating expenses such as rent, communications and business services, that were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company had an outstanding principal balance of $350,864 due to Jupiter Capital Ventures Inc. as of March 31, 2003 ($ 314,961 at December 31, 2002). These funds represented unreimbursed expenditures incurred on the Company's behalf and unpaid fees for administration. In April 2003, $315,531 of the advance was settled through the issuance of 3,155,310 common shares of the Company's stock valued at $0.10/share.

In addition, at September 30, 2003 and December 31, 2002, $270,459 and $341,280 respectively, was due to several individuals related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowings.

NOTE 9 - RELATED PARTY PAYABLE

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to pay a monthly fee of $20,000 for financial advisory services. At March 31, 2003, $300,000 was due to Jupiter Capital Ventures, Inc. under the contract for financial advisory services ($ 240,000 at December 31, 2002). During 2002, the Company entered into a verbal agreement with Jupiter Financial Services, Inc., another company controlled by a shareholder of Gravitas International, Inc., that required a $10,000 monthly payment for investor relationship services. At March 31, 2003, $150,000 was due to Jupiter Financial Services, Inc. under the contract for investor relationship services ($120,000 at December 31 2002). The agreements between Jupiter Capital Ventures, Inc. and Jupiter Financial Services, Inc. and the Company were renewed on January 1, 2003. In April, 2003, $450,000 of the combined amounts due was settled through the issuance of 4,500,000 common shares of the Company's stock valued at $0.10/share. Effective April 1, 2003, the monthly fee for financial advisory services was reduced to $6,667 and the monthly fee for investor relationship services was reduced to $3,333. At September 30, 2003, the Company had an outstanding principal balance of $40,000 due to Jupiter Capital Ventures and $20,000 due to Jupiter Financial Services, Inc.

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

NOTE 11  - ACCRUED PAYROLL TAXES

The Company's subsidiary did not timely remit its payroll taxes for the year ended December 31, 2001, to the Canadian government. The Company has negotiated a repayment plan with the Canadian government. As of September 30, 2003 and December 31 2002, the Company's unpaid accrued payroll taxes was $60,380 and $59,244, respectively.

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended June 30, 2003, the Company determined that it would no longer pursue individual live event contracts, the primary source of revenue for the Company to date. The Company does not believe it may be able to produce future revenues related to this software. As a result management believes that the capitalized software has been impaired. The Company recorded a write off of capitalized software of $109,180 during the quarter ended June 30, 2003.

During the quarter ended September 30, 2003 the Company determined that the computer equipment and assets related to the business model may not be used in operations of the Company in the future. The Company is unable to predict when if ever the equipment will be used in operations and as such has written the equipment down as an impairment of long lived assets. As a result management recorded a write off of equipment and capital assets of $95,105.

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

OPERATIONS

For the quarter ended September 30, 2003, the Company had a net loss of $353,686 or $0.01 per share compared with a loss of $300,280 or $.02 per share for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, the Company had a net loss of $1,509,195 or $.07 per share compared with a loss of $979,878 or $.06 per share per for the nine months ended September 30, 2002. The loss for the quarter ended September 30, 2003 was comprised primarily of general and administrative expenses, consulting fees, and an impairment of capital assets.

Revenue for the quarter ended September 30, 2003 was $23,888 compared with $31,037 for the quarter ended September 30, 2002. Revenue for the nine months ended September 30, 2003 was $97,195 as compared to $67,614 for the nine months ended September 30, 2002. Revenue throughout the quarter ended September 30, 2003 was comprised of one corporate event contract.

Cost of sales for the quarter ended September 30, 2003 was $15,075 compared with $6,394 for the quarter ended September 30, 2002. Cost of sales for the nine months ended September 30, 2003 was $47,212 as compared to $14,392 for the nine months ended September 30, 2002. Cost of sales in 2003 represented primarily production and creative expenses incurred to fulfill the contracted revenue earned.

General, selling and administrative expense for the quarter ended September 30, 2003 was $248,132 compared with $383,179 for the quarter ended September 30, 2002. General, selling and administrative expense for the nine months ended September 30, 2003 was $703,574 as compared with $1,066,417 for the nine months ended September 30, 2002. Included in general, selling and administrative expense in 2003 was $134,450 for administrative services, $100,000 for financial advisory services, and $50,000 for investor relation's services charged by a related party and $137,166 for professional fees. The reduction in general and administrative expenses throughout the three months ended September 30th 2003 as compared to the three months ended September 30th, 2002, resulted from a change in executive management, as well as a shift in business focus that moved away from operations and technology development and into licensing and acquisitions of existing businesses. This shift in business focuses lowered the operational overhead as well as the overall general administrative expenses. Management expects the general and administrative expenses to remain relatively consistent from this point forward.

LIQUIDITY AND CAPITAL RESOURCES

Cash from operations: For the nine months ended September 30,2003 negative cash flow from operations was $11,842 as compared to $587,944 for the nine months ended September 30, 2002. Components of the negative cash flow from operations in both years are comparable and are comprised mainly of general and administrative expense offset by the gross profit on revenues. With the exception of the one time financing fees and asset write offs, the two years are comparable.

INVESTING ACTIVITIES:
Investment in capitalized software was $0 during the nine months ended September 30, 2003 since the Company's proprietary technology attained commercial feasibility in September, 2002.
Investment in the capitalized software for the nine months ended September 30, 2002 was $67,444.


FINANCING ACTIVITIES:
During the nine months ended September 30, 2003 the Company borrowed $69,193 in short term loans and sold 108,868 common shares of stock for $16,330 During the nine months ended September 30, 2002 the Company borrowed $281,323 from a related party and raised $486,000 through the issuance of common stock and exercise of stock options.

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

Jupiter and its principals and Jupiter Financial Services and its principals agreed to convert their debt to common stock of Gravitas at $0.10 per share. This conversion price was the fair market value at the time of the agreement. As a condition of the settlement of debt, the Company issued options to purchase 1,500,000 common shares of the Company's stock at an exercise price of $0.00 per share; the fair value of these options has been estimated to be $150,000. As a further condition of the settlement of debt, the Company issued options to purchase 4,000,000 common shares of the Company's stock at an exercise price of $0.35 per share; the fair value of these options has been estimated to be $421,417. Both options granted have a 5 year term ending April 14, 2008. The fair value of these options has been recorded as a non-cash financing expense in the amount of $571,417.

The Board of Directors approved this offer by resolution on April 14, 2003.


Cash resources and liquidity:

The Company had a working capital deficiency of $1,162,547 at September 30, 2003 compared with $1,278,895 at December 31, 2002. The deterioration in working capital was primarily due to negative cash flow from operations.

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

Management is in discussions with Jupiter Capital Ventures Inc., a related party and major creditor to the Company, on raising the capital necessary to fulfill on the business objectives of acquisition and consolidation. As of May 2003, Jupiter Capital Ventures Inc. reported that it was in final negotiations with two third party investment groups to fund the first two acquisitions that the Company had identified.

In November of 2003 Jupiter Capital Ventures discontinued negotiations with both potential financing opportunities due to the inability to reach a mutually beneficial arrangement. Jupiter continues to work on behalf of Gravitas to find interested parties for investment, however there is no certainty that this will occur.

As of December 2003, the Company is focused on raising the necessary capital in order to complete its business objectives. The Company has $0 funds confirmed or available at this time.

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

In March 2003, the board of directors of Gravitas International Inc. welcomed Robin Lecky as the new President and Chief Executive Officer and Edward Shapero as the new Chief Financial Officer. Robin Lecky and Edward Shapero have extensive background in the area of mergers and acquisitions as well as a number of influential contacts within the entertainment and advertising industry. They joined Vance Campbell, Chief Operating Officer and Director.

In November 2003, due to a lack of funding necessary to acquire other businesses within the photography industry, the Chief Financial Officer tendered his resignation in order to pursue other opportunities

The Company has developed proprietary software and technology solutions that enhance the value of existing photography businesses by adding the additional revenue associated with internet marketing, product sales, data management, and e-commerce. The Company is looking to acquire, or partner with, existing photography businesses so as to benefit from the growth of these businesses anticipated by the additional benefits of the technology and business process.

Gravitas provides a digital imaging solution to a number of guest or visitor-based industry sectors that typically operate with legacy/analog or photo-only digital systems. Gravitas has captured strategic ground positioning the company, via acquisition, or partnership to deploy its unique and proprietary digital technology within several recognized and high volume companies with existing infrastructure and positive operating histories. Gravitas will overlay its proprietary and web-enabled systems on these companies, redefining their day-to-day operations and business models by reducing costs, adding new revenue streams and improving profits.

Gravitas' marketing and growth strategy the execution through strategic Acquisitions and or partnership with existing photography businesses that will greatly expand the Company's brand and the deployment of its unique technology and solution. Additionally, and in conjunction with a widely recognized Strategic Partner, the company has developed a unique photo/email/database business and operational model for the public institution market (aquaria, zoos, science centers and artistic/educational attractions). Marketing and growth opportunities will also be generated through selected licensing agreements. Where appropriate, email postcards, digital images, fulfillment prints and equipment will feature "Powered-by-Gravitas" Gravitas branding.

Primary revenues will be derived from strategic and profit acquisitions, and or partnership with existing photography based businesses and sharing in the additional revenues that are generated from the additional revenue stream available through the technology and business process. Secondary revenues will be derived from database management, third party marketing opportunities (email sponsorship), royalties from third-party sale of merchandise, e-commerce fulfillment and creative fees.

Over the following quarter, the Company is poised to focus on revenue generation through implementing the software and technology in the Nightclub, pub, hotel, and hospitality industry. The Company is continuing to pursue partners and potential acquisitions in the photography industry.

ITEM 3.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In connection with their audit of the Company's financial statements as of and for the year ended December 31, 2002 Grant Thornton LLP (GT) advised the Company that it identified certain deficiencies in the Company's internal control procedures that GT considered to be material weaknesses under standards established by the American Institute of Certified Public Accountants.


(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

As of December, 2003, there are currently 5 known material lawsuits or claims made against the Company.

1. Steven Nickolas vs. WTAA International, Inc. (District Court Clark County, Nevada, action # A425635, commenced October 13, 2000). Steven Nickolas a former employee of the Company filed a complaint alleging that the Company failed to compensate him for performance and seeks damages of 250,000 common shares. The Company has filed a defense and counterclaim alleging that Steven Nickolas has breached the employment and the exclusivity agreements and seeks court ordered damages. In December 2002, an offer of settlement was made by Nickolas for $75,000. The Company rejected his offer and countered for $5,000. As of Sept 2003 a settlement was proposed for $35,000. The Company is still waiting for final execution of this settlement agreement and a negotiated payment schedule.


2. Sony Consumer Products Ltd vs. WTAA International, Inc. This claim was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $ 30,000. As of March 31, 2003, the remaining balance owing was $15,000. The balance owing is due and payable, however due to lack of available resources the Company has not fulfilled on its obligation to pay. The Company is working with the debtor to work out terms of payment.

3. Universal Studios Licensing Inc. vs. WTAA International Inc. This was based upon unfulfilled contracts remaining from the bottled water operations. The claim was negotiated and settled out of court for $ 50,000 and 50,000 shares. A share adjustment formula was included if the stock price was below $ 0.28per share. As of December 31, 2002, the remaining balance owing to Universal is 50,000 shares, due to the Company's stock price falling below $ 0.28 per share. The balance owing is due and payable, however due to lack of available resources the Company has not fulfilled on its obligation to pay. The Company is working with the debtor to work out terms of payment.


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

5. Evergreen Building Ltd. vs. Memoremail Corp et al. Evergreen Building Ltd. was the landlord of MemorEmail Corp., and enforced a personal claim against Kevin Hayden when Gravitas International Inc., exercised its security agreement and acquired the assets of Memoremail Corp. for the funds it had invested. As a part of the employment agreement between Kevin Hayden and Gravitas Digital Communications Inc., Gravitas agreed to take responsibility for the claim. The claim has since been settled for a total of $ 25,323. As of December, 2003, the Company has a balance due of $5,000.

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

                                               GRAVITAS INTERNATIONAL, INC.
                                               ----------------------------
                                                     (Registrant)


                   Date: Dec 29, 2003       By:  /s/ Larry Shaben
                                                 --------------------------
                                                   Larry  Shaben
                                                   Chairman/Director


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Date: Dec 29, 2003         By:  /s/  Robin Lecky
                                      ------------------------
                                      Robin Lecky
                                      CEO, President and Director


      Date: Dec 29, 2003         By:  /s/  Vance Campbell
                                      ------------------------
                                      Vance Campbell
                                      COO, and Director


      Date: Dec 29, 2003         By:  /s/  Dr.  C.J.  Weinstein
                                      ------------------------
                                      Dr.  C.J.  Weinstein
                                      Director


      Date: Dec 29, 2003         By:  /s/  Larry  Shaben
                                      ------------------------
                                      Larry  Shaben
                                      Director and
                                      Chairman of
                                      Board of Directors