Form 10QSB
period 2007-09-30
GRAVITAS INTERNATIONAL INC
filed 2008-01-28
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the nine month period ended September 30, 2007
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 0-28847
---------------------------------------------------------------------------

                                 FORMCAP CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                        1006772219
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

            50 West Liberty Street, Suite 880, Reno, NV 89501
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               1-775-322-0626
                    -------------------------------------
                         (Issuer's Telephone Number)
--------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2007 the registrant had issued and outstanding 99,709,162 shares of common stock, par value $0.001 per share

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                FORMCAP CORP.
                                 FORM 10-QSB


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Audited Financial Statements

            Auditor's Report                                            1

            Balance Sheet for 9 months ended September 30,
            2007 and for the year ended December 31, 2006 and 2005      2

            Statement of Operations for 9 months ended
            September 30, 2007 and for the year ended December 31,
            2006 and 2005                                               3

            Statement of Stockholders' Equity                         4-5

            Statement of Cash Flows for 9 months ended
            September 30, 2007 and for the year ended December 31,
            2006 and 2005                                               6

            Notes to the Financial Statements                        7-17

Item 2.     Management's Discussion and Analysis or Plan
            Of Operation                                               18

Item 3.     Controls and Procedures                                    18

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                          19

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                19

Item 3.     Defaults Upon Senior Securities                            19

Item 4.     Submission of Matters to a Vote of Security Holders        19

Item 5.     Other Information                                          19

Item 6.     Exhibits and Reports on Form 8-K                           19

CERTIFICATION                                                       20-21

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

To the Board of Directors
Form Cap Corp (Formerly Gravitas International Inc)
(A Development Stage Company)


We have audited the accompanying balance sheet of Form Cap Corp (A Development Stage Company) as of the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005 and Inception on April 10, 1991 through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Form Cap Corp (A Development Stage Company) as of the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005 and the results of its operations and its cash for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, and Inception on April 10, 1991 through
September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of September 30, 2007 the Company has accumulated deficit of $7,092,248, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    January 8, 2008

             2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                     (702) 253-7499 Fax (702) 253-7501

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Balance Sheet
(U.S. Dollars)


Balance Sheet

-----------------------------------------------------------------------------
                                   September 30, December 31,   December 31,
AS AT                                  2007          2006           2005
-----------------------------------------------------------------------------
Assets                                       -           242           242
-----------------------------------------------------------------------------
                                             -
=============================================================================

Liabilities

Current
   Accounts payable                $   108,325       101,389        94,474
   Royalty and license fees
     payable (Note 7)                  135,000       135,000       135,000
   Advances from related parties
     (Note 5 & 6)                      613,771       670,771       670,771
-----------------------------------------------------------------------------
Total liabilities                  $   857,096       907,160       900,245
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.001 par
     value, Authorized
     50,000,000 shares                      -              -             -
   Common stock, $0.001 par value
     Authorized 150,000,000
     Shares, 99,709,162 shares
     issued and outstanding,
     2007 (42,709,162 shares
     issued and outstanding,
     2006)                         $    99,709        42,709        42,709
   Additional paid-in capital        6,135,443     6,135,443     6,135,443
   Deficit                          (7,092,248)   (7,085,070)   (7,078,155)
-----------------------------------------------------------------------------
Total stockholders' deficit        $  (857,096)     (906,918)     (900,003)
-----------------------------------------------------------------------------
Total liabilities and
  Stockholders' deficit            $         -           242           242
=============================================================================

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Statement of Operations and Deficit
(U.S. Dollars)


Statement of Operations and Deficit


                                                                 Inception
                         9 months         Year         Year    April 10, 1991
                           ended         ended        ended        through
                        September 30, December 31, December 31, September 30,
                            2007          2006         2005         2007
-----------------------------------------------------------------------------
Revenue                            -            -            -       321,889
Cost of revenue                    -            -            -       352,683
-----------------------------------------------------------------------------
Gross Profit                       -            -            -       (30,794)

Expenses
  General and
    administrative      $      7,178        6,915       12,159     4,515,647
  Research and
    development                    -            -            -       213,374
  Write off of
    notes receivable               -            -            -       201,152
  Write off of
    Acquisition deposit            -            -            -       412,672
  Loss on sale of
    notes receivable               -            -            -       109,118
  Write off of prepaid
    Licenses                       -            -            -       103,753
  Inventory write off              -            -            -        15,226
  Depreciation and
    amortization                   -            -            -       153,432
  Royalty and licenses fee         -            -            -       349,632
-----------------------------------------------------------------------------
Total operating expenses$      7,178        6,915       12,159     6,074,006
-----------------------------------------------------------------------------
Operating loss                (7,178)      (6,915)     (12,159)   (6,104,800)

Other Income (Expenses)
  Gain on settlement
    of debt                        -            -            -        65,945
  Non cash financing expense       -            -            -      (222,697)
  Write off capital assets         -            -            -       (95,105)
  Write off proprietary
    technology                     -            -            -      (109,180)
  Other                            -            -            -      (246,749)
  Interest                         -            -            -      (379,662)
-----------------------------------------------------------------------------
Total other income (expenses)      -            -            -      (987,448)
-----------------------------------------------------------------------------

Net loss for the year/
  period                $     (7,178)      (6,915)     (12,159)   (7,092,248)
=============================================================================

Net loss per Common
  Share - Basic and
  Diluted                       0.00         0.00         0.00
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding   99,709,162   42,709,162   42,709,162
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to September 30, 2007
(U.S. Dollars)
-----------------------------------------------------------------------------


Statement of Stockholders' Equity (Deficit)


                                            Additional                Total
         Preferred          Common            Paid-In    Accum.   Stockholders'
          Shares    Amount  Shares    Amount  Capital   Deficit       Equity
-------------------------------------------------------------------------------
Balance,
December 31,
1991                                -      -          -          -           -

Balance,
December 31,
1992                                -      -          -          -           -

Balance,
December 31,
1993                                -      -          -          -           -

Net loss for
the year                                                    (5,000)     (5,000)
-------------------------------------------------------------------------------

Balance,
December 31,
1994                                -      -          -     (5,000)     (5,000)

Balance,
December 31,
1995                                -      -          -          -           -

Balance,
December 31,
1996                                -      -          -          -           -

Balance,
December 31,
1997                                -      -          -          -           -

Issued for
service
rendered                       66,667     67      4,933                  5,000

Net loss for
the year                                                   (33,441)    (33,441)
-------------------------------------------------------------------------------

Balance,
December 31,
1998                           66,667     67      4,933    (38,441)    (33,441)

Preferred
shares
for cash   300,000   3,000                                               3,000

Common
shares
for cash                      593,649    594   672,457                 673,051

Common
shares
for cash                        2,222      2    47,498                  47,500

Common
shares
for cash                       23,333     23                                23

Net loss
for the
year                                                      (705,213)   (705,213)
-------------------------------------------------------------------------------

Balance
December 31,
1999       300,000   3,000    685,871    686   724,888    (743,654)    (15,080)

Common
shares
issued
in escrow                       6,667      6        (6)                      -

Common
shares
for cash                       49,261     49   149,951                 150,000

Common
shares
for debt
settlement                    161,558    162   735,467                 735,629

Common
shares
for
services                       20,667     21   114,979                 115,000

Common
shares
for cash                      291,667    292   629,708                 630,000

Common
shares
subscribed                    194,444    194                  (194)          -

Net loss
for the
year                                                    (1,361,851) (1,361,851)
-------------------------------------------------------------------------------

Balance
December 31,
2000       300,000   3,000  1,410,135  1,410 2,354,987  (2,105,699)    253,698

Common
shares
issued
for cash                   13,010,000 13,010 1,287,990               1,301,000

Common
shares
issued
through
preferred
shares
conver-
sion     (300,000) (3,000)    200,000    200     2,800                       -

Common
shares
for
services                                        47,269                  47,269

Common
shares
issued
in acq-
uisition                      500,000    500   184,500                 185,000

Net loss
for the
year                                                    (1,980,176) (1,980,176)
-------------------------------------------------------------------------------

Balance
December 31,
2001             -       - 15,120,135 15,120 3,877,546  (4,085,875)   (193,209)


  The accompanying notes are an integral part of the financial statements.




FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to September 30, 2007
(U.S. Dollars)
------------------------------------------------------------------------------

                                       Additional                   Total
                                         Paid-In      Accum.     Stockholders'
                     Shares    Amount    Capital      Deficit       Equity
------------------------------------------------------------------------------
Balance
December 31, 2001  15,120,135  15,120   3,877,546   (4,085,875)      (193,209)

Shares issued for
private placement     868,182     868     235,132                     236,000

Shares issued for
exercise of options   500,000     500     249,500                     250,000

Stock option
compensation                              305,788                     305,788

Foreign currency
translation                                                           (12,008)

Net loss for the year                               (1,587,454)    (1,587,454)
------------------------------------------------------------------------------

Balance
December 31, 2002  16,488,317  16,488   4,667,966   (5,673,329)    (1,000,883)

Shares issued for
private placement     108,868     109      16,221                      16,330

Shares issued for
services              200,000     200      31,800                      32,000

Shares issued for
debt settlement     7,286,667   7,287     721,380                     728,667

Stock options granted
for services                                9,897                       9,897

Stock options granted
for debt settlement                       421,417                     421,417

Stock option
compensation                              134,167                     134,167

Foreign currency
translation                                                          (108,806)

Net loss for the year                               (1,306,182)    (1,185,368)
------------------------------------------------------------------------------

Balance
December 31, 2003  24,083,852  24,084   6,002,848   (6,979,511)      (952,579)

Shares issued for
debt settlement       150,000     150      49,850                      50,000

Shares issued for
professional fees     820,000     820                                     820

Shares to balance                                          400            400

Net loss for the year                                  (86,485)       (86,485)
------------------------------------------------------------------------------

Balance
December 31, 2004  25,053,852  25,054   6,053,098   (7,065,996)      (987,844)

Stock option
exercised           7,655,310   7,655      (7,655)

Shares issued for
debt settlement    10,000,000  10,000      90,000                     100,000

Net loss for the year                                  (12,159)       (12,159)
------------------------------------------------------------------------------

Balance
December 31, 2005  42,709,162  42,709   6,135,443   (7,078,155)      (900,003)

Net loss for the year                                   (6,915)        (6,915)
------------------------------------------------------------------------------

Balance
December 31, 2006  42,709,162  42,709   6,135,443   (7,085,070)      (906,918)

Shares issued for
debt settlement    57,000,000  57,000                                  57,000

Net loss for the period                                 (7,178)        (7,178)
------------------------------------------------------------------------------

Balance
September 30, 2007 99,709,162  99,709   6,135,443   (7,092,248)      (857,096)

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Statement of Cash Flows
(U.S. Dollars)


Statement of Cash Flows


                                                                 Inception
                         9 months         Year         Year    April 10, 1991
                           ended         ended        ended        through
                        September 30, December 31, December 31, September 30,
                            2007          2006         2005         2007
-----------------------------------------------------------------------------
Cash Flows (Used In) Provided By :
Operating Activities
   Net Loss             $    (7,178)      (6,915)     (12,159)    (7,092,248)
   Adjustments to reconcile
   net loss to net cash used
   in operating activities
     Amortization                 -            -            -        277,322
     Interest expense in
       connection with
       induced conversion         -            -            -        262,032
     Accrued interest
       converted to equity        -            -            -         16,348
     Amortization of
       deferred finance
       charges                    -            -            -          1,364
     Gain / loss in
       Exchange                   -            -            -       (120,814)
     Write off on notes
       Receivable                 -            -            -        201,152
     Gain on settlement
       of license payable         -            -            -        (65,000)
     Write off acquisition
       Deposits                   -            -            -        412,672
     Impairment write off         -            -            -        281,938
     Loss on sale of
       notes receivable           -            -            -        109,118
     Write off of prepaid
       Licenses                   -            -            -        103,753
     Write off of
       Inventory                  -            -            -         66,200
     Stock options issued
       for services               -            -            -        509,977
Changes in assets and liabilities
     Accounts receivable          -            -        4,002          3,203
     Inventories                  -            -            -        (66,200)
     Prepaid expenses and
       other current assets       -            -       22,624       (109,531)
     Prepaid royalties            -            -            -        (99,980)
     Accounts
       Payable                6,936        6,915     (151,823)       (13,559)
     Royalty and license
       fees and accrued
       liabilities                -            -            -        196,765
     Related party payables       -            -            -        429,709
-----------------------------------------------------------------------------
                               (242)           -     (137,356)    (4,695,779)
-----------------------------------------------------------------------------
Investing Activities
   Acquisition deposits           -            -            -       (431,000)
   Principal payments on
     notes receivable             -            -            -         44,117
   Notes receivable advances      -            -            -       (701,152)
   Proceeds from sale
     of notes receivable          -            -            -        350,000
   Loan from shareholders         -            -            -        600,000
   Principal payments
     on loan from
     shareholders                 -            -            -       (600,000)
   Purchase of capital
     Assets                       -            -            -       (104,880)
   Capitalized software
     Expenditures                 -            -            -       (135,181)
-----------------------------------------------------------------------------
                                  -            -            -       (978,096)
-----------------------------------------------------------------------------
Financing Activities
   Advances from
     related parties              -            -       37,561        569,529
   Stock issued for
     debt settlement              -            -      100,000      1,301,304
   Proceeds from
     long-term obligations        -            -            -        361,800
   Proceeds from sale
     of preferred stock           -            -            -          3,000
   Proceeds from sale
     of common stock and
     stock options                -            -            -      3,438,242
-----------------------------------------------------------------------------
                                  -            -      137,561      5,673,875
-----------------------------------------------------------------------------
Increase/(Decrease) in Cash    (242)           -          205              -
Cash, beginning                 242          242           37              -
-----------------------------------------------------------------------------
Cash, ending             $        -          242          242              -
=============================================================================

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

1. General Organization And Business

Form Cap Corp. ( the "Company" or "Form Cap" ) was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The Company become a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed its name to Corbett's Cool Clear Water, Inc., on October 26, 1998 to Canadian Cool Clear Water, Inc., on February 11, 1999 to Canadian Cool Clea r WTAA, Inc., on September 24, 1999 to WTAA International, Inc., on December 6, 2001 to Gravitas International, Inc., and finally to its current name, Form Cap Corp. on October 12, 2007.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has no operation since November of 2003 and the Company's ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition. In accordance with SFAS No. 7 the Company is considered to be in the development stage.

As of September 30, 2007  the Company had an accumulated deficit of
$7,092,248.  The loss of $6,915 and $7,178   for the year ended December 31,
2006 and for the 9 months period ended September 30, 2007 respectively were filing and general expenses.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

2. Summary Of Significant Accounting Policies

(a)  Use Of Estimates
     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (
     US GAAP ),  management  is  required  to  make   estimates  and
     assumptions that affect the reported amounts of assets and liabilities, the disclosure of contigent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(b)  Impairment Of Long Lived Assets
     The Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its
     fair  value.   An  impairment  loss is recognized as  the amount by
     which the carrying amount of a long-lived asset exceeds its fair value. The factors considered by management in performing this assessment include operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition and other
     economic factors.   As at September 30, 2007 the Company has no long-
     lived assets.

(c)  Stock Issued In Exchange For Services
     The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

(d)  Stock-based Compensation
     For  years  ended  December 31,  2002   and  prior,  the Company
     applied   APB  Opinion  25, Accounting  for  Stock  Issued to
     Employees, and related interpretations in accounting for its stock options granted to employees. Effective January 1, 2003 the Company adopted the provision of SFAS 123 recommending the fair value-based methodology for measuring compensation costs.

(e)  Income Taxes
     The Company use the asset and liability approach in its method of accounting for income taxes. This requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based on weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

2. Significant Accounting Policies ( Continued )

(f)  Foreign Currency Translation
     The  Company uses the current method of foreign currency translation.
     The Company's reporting currency is the US dollar.   Assets  and
     liabilities recorded in fuctional currencies other than US dollars are translated into US dollars at the year-end rate of exchange. Revenue and expenses are translated at the weighted-average exchange rates for the year. The resulting translation adjustments are charged as an expense. Gains or losses from foreign currency transactions are included in the earnings of the current period.

(g)  Loss Per Share
     Loss  per  share  computations  are  based  on  the  weighted average
     number of common shares outstanding  during  the  period.   Common
     share equivalents consisting of stock options and warrants are not considered in the computation because their effect would be anti-dilutive.

3. Stockholders' Equity

In June 1998, the Company issued 1,667 free trading common shares to 25 Founding shareholders for a total consideration of $500.

In June 1998, the Company issued 65,000 restricted common shares to three shareholders in consideration of $4,500. These shares were issued under Reg. D 504 and were affixed with a "144" legend and became free trading in June, 2000.

In December 1998 the Company issued 533,333 common shares by way of an Initial Offering Memorandum to eight inverstors in exchange for $8,000. Two shareholders were affiliates under this Offering and their share were issued with the appropriate restrictions. All other investors in the Offering received free trading shares.

In January 1999, the Company issued 1,467 restricted common shares by way of a private placement under Reg. D. 504 to one investor in exchange for $66,000 or $45.00 per share which proceeds were proceeds intended to fund the Company's immediate working capital needs.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

3. Stockholders' Equity  (Continued)

In April of 1999, the Company issued 6,732 restricted common shares by way of a private placement under Reg. D. 504 to two investors in exchange for $125,224 or $18.75 per share which proceeds were proceeds intended to fund the Company's immediate working capital needs.

In May 1999, the Company issued 3,704 restricted common shares by way of a privante placement under Reg. S. to one investor in exchange for $75,000 or $20.25 per share which proceeds were proceeds intended to fund the Company's immediate working capital needs.

In July 1999, the Company issued 2,222 restricted common shares by way of a private placement under Reg. S. to one investor in exchange for $50,000 or $22.50 per share which proceeds were proceeds intended to fund the Compnay's immediate working capital needs.

In September 1999, the Company issued 38,890 restricted common shares of the Company by way of a private placement under Reg. S. to one investor in exchange for $350,000 or $9.00 per share which proceeds were proceeds intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investor also received 6,667 Share Purchase Warrants convertible into an equivalent number of share of the Company's Common Stock from the date of Investment to September 2000, at a strike price of $10.65 per share. A finder's fee in the amount of $40,000 was paid in connection with this private placement.

In May 1999, the Company issued 16,667 restricted common shares of the Company under Reg. S. to an employee in consideration for services rendered to the Company.

In December 1999, the Company issued an aggregate of 9,506 restricted common shares of the Company by wary of a private placement under Reg. S. to one investor in exchange for $100,000 or $10.50 per share which proceeds were proceeds intended to fund the Company' s immediate working capital needs. As part of the offering price, the accredited investor also received 4,762 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of Investment to December 2000, at a strike price of $12.75. A finder's fee in the amount of $15,000 was paid in connection to this private placement.

In December 1999, the Company issued an aggregate of 16,667 restricted common shares of the Company to a Director under Reg.S. in consideration for services rendered to the Company.

In February, 2000 the Company issued 16,667 restricted shares under Reg. S to a director in consideration for services rendered to the Company.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------


3. Stockholders' Equity  (Continued)

In May 2000, the Company completed a private placement under Reg. S. whereby it issued an aggregate of 49,261 restricted common shares of the Company's Common Stock in exchange for $150,000 or $3.045 per share, which intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 49,261
Share Purchase Warrents convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to May 9, 2001, at a strike price per share equal to 54% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 1, 2001 to April 30,2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In May 2000, the Company completed a debt conversion under Reg. S. whereby it issued an aggregate of 100,548 restricted shares of the Company's Common Stock in exchange for $205, 117 or $2.04 per share, which proceeds were intended to fund the Compnay's immediate working capital needs. As part of the offering price, the accredited investors also received 100,548 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to May, 2001, at a strike price per share equal to 40% of the closing bid for the Company's stock on the last trading preceding the date of exercution of the Agreement; and , from May 30, 2001 to April 30, 2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceeding the date of exercution of the Agreement.

In May 2000, the Company completed a debt conversion under Reg. S. whereby it issued an aggregate of 61,010 restricted shares of the Company's Common Stock in exchange for $183,031, or $3.00 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 61,010 Shares Purchase Warrants converible into share equal of 58% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 30, 2001 to April 30, 2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In  November  2000,  the  Company completed a private placement under  Reg.
S. Whereby it issued an aggregate of 41,667 restricted shares of the Company's Common Stock in exchange for $150,000 or $3.60 per share, which intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 41,667 Share Purchase Warrants converible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to October 30, 2001, at a strike price per share equal to 100% of the closing bid for the Company's stock on the last trading preceding the date of execution of the Agreement; and, from December 1,2001 to January 31, 2003, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading preceding the date of exercution of the Agreement.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

3. Stockholders' Equity  (Continued)

In  November 2000,  the Company completed a private  placement  under  Reg.
S. whereby it issued an aggregate of 50,000 restricted shares of the Company's Common Stock in exchange for $180,000 or $3.60 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 50,000 Share Purchase Warrants converible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to November 30, 2001, at a strike price per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from December 1, 2001 to January 31, 2003, at a strike price per share equat to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In December 2000, the Company completed a private placement under Reg. S. whereby it issued an aggregate of 200,000 restricted shares of the Company's Common Stock in exchange for $300,000 or $1.50 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received
200,000 Share Purchase Warrants converible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to December 29, 2001, at a strike price per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from January 1, 2002 to February 28, 2003, at a strike price per share equat to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In January 2001, the Company completed a private placement under Reg. S. whereby it issued an aggregate of 3,400,000 restricted shares of the Company's Common Stock in exchange for $340,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 3,400,000 Share Purchase Warrants converible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to March 14, 2002, an amount of money per share equal to 100% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from April 1, 2002 to May 31, 2003, an amount of money per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an agregate of 500,000 restricted shares of the Company's Common Stock in exchange for $50,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

3. Stockholders' Equity  (Continued)

In April 2001, the Company completed a private placement under Reg. S.whereby it issued an aggregate of 500,000 restricted shares of the Company's Common Stock in exchange for $50,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S.whereby it issued an aggregate of 500,000 restricted shares of the Company's Common Stock in exchange for $50,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an agregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an agregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an agregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an agregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 110,000 restricted shares of the Company's Common Stock in exchange for $11,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

3. Stockholders' Equity  (Continued)

In April 2001, the Company completed a private placement under Reg. S Section 46 whereby it issued an agregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company completed a private placement under Reg. D Section 504 whereby it issued an agregate of 100,000 restricted shares of the Company's Common Stock in exchange for $10,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In April 2001, the Company issued 200,000 shares in the Common Stock of the Company to directors under Reg. D Section 504 for the obligations underlying Subscription Agreements dated January, 1999 wherein the directors had subscribed for 20,000 Preferred Shares, but the Preferred Shares were not subsequently designated. Conversion of the Preferred Shares did not require additional consideration, and the shares issued in satisfaction of the issuance of obligation were without additional consideration. The 200,000 common shares so issued was the same number into which the Preferred Shares could have been exchanged, had the Designation been made.

In May 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 750,000 restricted shares of the Company's Common Stock in exchange for $75,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 200,000 restricted shares of the Company's Common Stock in exchange for $20,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In May 2001, the Company completed a private placement under Reg. S whereby it issued an aggregate of 200,000 restricted shares of the Company's Common Stock in exchange for $20,000 or $0.10 per share, which proceeds were intended to fund the Company's immediate working capital needs.

In November 2001, the Company issued 500,000 shares in the Common Stock of the Company under Reg. D Section 4(6) to 100% of outstanding shares of Evolution Marketing Systems inc. As part of the offering price, the shareholders also received 250,000 Shares Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

3. Stockholders' Equity  (Continued)

In 2003 the Company sold 108,868 common shares of stock for $16,330 and also raised $486,000 through the issuance of common stock and exercise of stock options. In Apri 2003, Jupiter Capital Ventures, Inc., and Jupiter Financial Services agreed to allow the Company to convert the outstanding debts owing to each of the companies into equity in the Company. The debt consists of a combination of expenses incurred by Jupiter Capital on behalf of the Company, advances loaned to the Company by Jupiter, and services rendered to the Company as stipulated by consulting agreements of Jupiter Capital Ventures, Inc., and Jupiter Financial Services, Inc., and total $765,531.

In January 2004, the Company entered into an agreement with related parties to convert debt of $50,000 with the issuance of 150,000 free trading shares of the Company.

In March 11, 2005, there are options outstanding held by William Mckay in the amount 6,155,310 and options outstanding held by Jupiter Capital Ventures, Inc., all of which options having been granted pursaunt to a stock for debt agreement dated April 14, 2003 and all of the options exercisable at a price of $0.00. Pursuant to Mckay S-8 Option the holder hereby surrenders this option and the Company hereby resolved to issue 6,155,310 common shares of the Company to Mckay and pursuant to Jupiter 144 Option the holder hereby surrenders this option and the Company hereby resolved to issued 1,500,000 common shares of the Company to Jupiter Capital Ventures, Inc.

In April 11, 2005, the Company entered into an agreement with Jupiter Capital Ventures, Inc., to convert $100,000 of outstanding debts in exchange for 10,000,000 common shares of the Company.

In August 30, 2007, $57,000 of related parties debt of the Company was settled through the issuance of 57,000,000 common restrictive shares in accordance to Rule 144 under the Securities Act of 1933.

4. Share Capital

Amend the Company's authorized share capital

On July 15, 2005 the authorized shares capital was increased as follows :-

Authorized preferred stock consist of 50,000,000 shares having a par value of $0.001 per share

Authorized common stock consist of 150,000,000 shares having a par value of $0.001 per share

Article IV of the Company's Articles of Incorporation will be amended to read as follows:
The capital stock of this corporation shall consist of 150,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

5. Advances From Related Party

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to reimburse Jupiter Capital Ventures, Inc. for operating expenses such as rent, communications and business services, that were incurred on behalf of the Company. Jupiter Capital Ventures is owned and operated by the Company's former chairman and chief executive officer. The Company had an outstanding principal balance of $503,622 due to Jupiter Capital Ventures Inc. as of September 30, 2007.

In addition, at September 30, 2007 $100,149 was due to several individuals related to the Company. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowings.

6. Related Party Transactions

In January 2001, the Company entered into an agreement with Jupiter Capital Ventures, Inc. to pay a monthly fee of $20,000 for financial advisory services. At March 31, 2003, $300,000 was due to Jupiter Capital Ventures, Inc. under the contract for financial advisory services. During 2002, the Company entered into a verbal agreement with Jupital Financial Services, Inc., another company controlled by a shareholder of the Company that required a $10,000 monthly payment for investor relationship services. At March 31, 2003, $150,000 was due to Jupiter Financial Services, Inc. under the contract for investor relationship services. The agreements between Jupiter Capital Ventures, Inc. And Jupiter Financial Services, Inc. and the Company were renewed on Jannuary 1, 2003. In April, 2003, $450,000 of the combined amounts due was settled through the issuance of 4,500,000 common shares of the Company's stock valued at $0.10 per share. In 2005, $100,000 owing to Jupiter Capital Ventures, Inc. was settled through the issuance of 10,000,000 common shares of the Company.

7. License Agreement

As of December 31, 2004, the Company had $135,000 in outstanding license and royalty fees payable. The Company is in default in these agreements and is currently negotiating settlements of these liabilities as it is no longer in this line of business.

Income Taxes

The  Company provides for income taxes under  Statement of Financial
Accounting Standards No. 109, Accounting for  Income Taxes.   SFAS No. 109
requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FORM CAP CORP
(A DEVELOPMENT STAGE COMPANY)
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
Notes To The Financial Statements
September 30, 2007, December 31, 2006 and 2005
(U.S. Dollars)
-----------------------------------------------------------------------------

8. Income Taxes (Continued)

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weigh of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

At September 30, 2007, the Company had deficits accumulated during the development stage of $7,092,248 available to offset future taxable income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of the results of operations and the Company's financial position should be read in conjunction with the audited financial statements and accompanying notes.

This Quarterly Reports contain various forward-looking statements and information, including (but not limited to) under the caption "Management's Discussion and Analysis or Plan of Operation" that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plan and objectives. When used in this document, the words "expect," "anticipate," "estimate," " believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Should one or more ot these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to the following: our limited operating history; history of losses; competition; our ability to manage growth and integration; risks of technological change; competition for customers; pricing and transportation of products; marketing relationships with third party suppliers; our ability to protect our intellectual property rights; economic and political factors; risk of technological change; market acceptance of our products, our ability to raise capital, ability to secure licenses, uncertainty regarding infringing intellectual property rights of others; security risks and the other risks and uncertainties described under. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and are beyond our control.

OVERVIEW

The Company has been in the process of identifying and discussing strategic merger or acquisitions. The Company will need to raise substantial additional capital to fund this strategy. The Company is seeking such additional funds through private equity or debt financing. There can be no assurance that such funding will be available on acceptable terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding. The Company has no lines of credit available at this time.

OPERATION

The Company has not been active since November 2003. The losses for the 9 months ended September 30, 2007 and for the year ended December 31, 2006 and 2005 were $7,178 , $6,915 and $12,159 respectively, were for filing, general and administrative expenses. There were no revenue for those periods stated above.

ITEM 3 - CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART 2. - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the period covered by this report. Amendment of the Company's authorized share capital. On July 15, 2005 the authorized shares capital was increased as follows :

Authorized preferred stock consist of 50,000,000 shares having a par value of $0.001 per share Authorized common stock consist of 150,000,000 shares having a par value of $0.001 per share

Article IV of the Company's Articles of Incorporation will be amended to read as follows : The capital stock of this corporation shall consist of 150,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

On August 24, 2007 - Mr. Jeffrey Dashefsky was appointed as the new President and Director and Ms. Samantha Roberts as the new Secretary of the Company.

On August 24, 2007 - Ms. Catherine Milaire resigned as President, CEO and Director of the Company

On December 4, 2007 - Mr. Jeffrey Dashefsky was appointed as the new Secretary and Ms. Samantha Roberts resigned as the Secretary of the Company.