Form 10KSB
period 2007-12-31
GRAVITAS INTERNATIONAL INC
filed 2008-03-20
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)

[x]  Annual Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the fiscal year ended December 31, 2007

                                      OR

[ ] Transition Report under Section 13 or 15(d)of the Securities Exchange Act of 1934 for the Transition Period from ________ to ___________
---------------------------------------------------------------------------
                     Commission File Number: 0-28847
---------------------------------------------------------------------------

                                 FORMCAP CORP.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         65-0260846
      ----------------------------------   --------------------------
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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: -

                       Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

The issuer's revenue for the fiscal year ended December 31, 2007 were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant on January 31, 2008 was $2,624,636.25 based on a closing bid price of $0.25 per share

At January 31, 2008, 10,498,545 shares of common stock, par value $0.001 per share (the registrant's only class of voting stock) were outstanding.

The following documents are incorporated by reference: None

                              FORMCAP CORP
                              FORM 10-KSB


                           TABLE OF CONTENTS

PART I                                                                 Page

Item 1.     Description of Business                                    1 - 7

Item 2.     Description of Property                                    8

Item 3.     Legal Proceedings                                          8

Item 4.     Submission of Matters to a Vote of Security Holders        8

PART II

Item 5.     Market for Common Equity and Related Stockholders Matters  9 - 10

Item 6.     Management's Discussion and Analysis or Plan of Operation 10 - 12

Item 7.     Financial Statements                                      12 - 27

Item 8.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure                        12

Item 8A.    Controls and Procedures                                    28

Item 8B.    Other Information                                          28

PART III

Item 9.     Directors, Executive Officers, Promotors and Control
            Persons and Corporate Governance; Compliance With Section
            16(a) of the Exchange Act                                 28 - 29

Item 10.    Executive Compensation                                    29 - 30

Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                30

Item 12.    Certain Relationships and Related Transactions, and
            Director Independence                                     31

Item 13.    Exhibits                                                  31

Item 14.    Principal Accountant Fees and Services                    31

SIGNATURES                                                            31

PART I

Item 1.  Description of Business

(a)  Company Background

FormCap Corp. ( the "Company" or "FormCap" ) was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The Company become a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed its name to Corbett's Cool Clear Water, Inc., on October 26, 1998 to Canadian Cool Clear Water, Inc. On December 6, 2001 the Company changed its name to Gravitas International, Inc. and finally to its current name, FormCap Corp. on October 12, 2007.

The Company has no operation since November of 2003 and the Company's ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition. In accordance with SFAS No.7 the Company is considered to be in the development stage.

(b)  Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any Letter of Intent or other agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyzed potential acquisition targets, the Registrant will consider the following kinds of factors :

(i) Potential for growth, indicated by new technology, anticipated market expansion or new products ;

(ii) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole ;

(iii) Strength and diversity of management, either in place or schedule for recruitment ;

(iv) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources ;

(v) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials ;

(vi)  The extent to which the business opportunity can be advanced ;

(vii) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items ; and

(viii) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368 (a) (1) of the Internal Revenue Code of 1986, as amended (the "Code" ), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant's directors may resign and new directors may be appointed without any vote of stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly, involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipate that he will devote to our business only several hours per week until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

As the Company has no recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Section 13 and 15 (d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act" ), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of the Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

We are a development stage company and have had no revenues from operations. We may not realized any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 150,000,000 shares of common stock and a maximum of 50,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offering on behalf of our post-merger company in the future.

AUTHORIZATION OF PREFERRED STOCK

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Item 2.  Description of Property

The Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.


Item 3.  Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

(a)  Market Price

The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board under the symbol "FRMC".

As of December 31, 2007, the Company had approximately 16 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

               2006                    High               Low
            1st Quarter                4.00               1.60
            2nd Quarter                1.60               1.00
            3rd Quarter                1.00               0.80
            4th Quarter                0.80               0.60

               2007                    High               Low
            1st Quarter                0.60               0.60
            2nd Quarter                0.70               0.60
            3rd Quarter                0.60               0.60
            4th Quarter                0.60               0.21

(b)  Holders

As of December 31, 2007, there were 10,498,545 common shares issued and have approximately 16 shareholders on record.

(c)  Dividends

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

(d)  Transfer Agent

The Transfer Agent for the Company's Common Stock is Nevada Agency and Trust Company, located at 50 West Liberty, Suite 880, Reno, Nevada 89501.

(e)  Recent Sales of Unregistered Securities

On October 12, 2007, the Company announced a 200 : 1 share consolidation ( otherwise known as a "reverse split " ). The below securities transactions have been accounted for post share consolidation and therefore do not represent the amount of shares initially issued to the recipients or the share price pre-consolidation.

On August 30, 2007, the Company issued 285,000 common shares which bear a restrictive legend pursuant to the Rule 144 for debt conversion.

On October 24, 2007, the Company issued 10,000,000 common shares pursuant to the Rule 144 ( k ) for debt conversion.


Item 6.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

The Company was reorganized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with amounts to be loaned to or invested in us by our stockholders, management or other investors.

During the next twelve months we anticipate incurring costs related to :

(i)  filing of Exchange Act reports, and

(ii) costs relating to consummating an acquisition.

We believe we will be able to meet these costs through amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.


Item 7.  Financial Statements

Balance Sheet as of December 31, 2007 and 2006
Statement of Operations for the Year Ended December 31, 2007 and 2006 Statement of Stockholders' Equity for the Year Ended December 31, 2007 Statement of Cash Flows for the Year Ended December 31, 2007 and 2006 Notes to Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
(Unaudited)
(U.S. Dollars)


Balance Sheet
-----------------------------------------------------------------------------
                                                 December 31,   December 31,
AS AT                                                2007           2006
-----------------------------------------------------------------------------
Assets
 Current Assets
 Cash                                            $     2,799           242
 Prepaid Expenses                                      2,700             -
-----------------------------------------------------------------------------
                                                 $     5,499           242
=============================================================================

Liabilities

Current Liabilities
   Accounts payable                              $    23,349       101,389
   Royalty and license fees
     payable (Note 7)                                135,000       135,000
   Advances from related parties
     (Note 5 & 6)                                    634,470       670,771
-----------------------------------------------------------------------------
Total liabilities                                $   792,819       907,160
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.001 par
     value, Authorized
     50,000,000 shares                                     -             -
   Common stock, $0.001 par value
     Authorized 150,000,000
     Shares, 10,498,545 shares
     issued and outstanding,
     2007 (42,709,162 shares
     issued and outstanding,
     2006)                                       $    10,499        42,709
   Additional paid-in capital                      6,324,653     6,135,443
   Deficit                                        (7,122,472)   (7,085,070)
-----------------------------------------------------------------------------
Total stockholders' deficit                      $  (787,320)     (906,918)
-----------------------------------------------------------------------------
Total liabilities and
  Stockholders' deficit                          $     5,499           242
=============================================================================

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statement of Operations and Deficit
(Unaudited)
(U.S. Dollars)


Statement of Operations and Deficit

                                                 Year ended     Year ended
                                                December 31,   December 31,
                                                    2007           2006
----------------------------------------------------------------------------
Revenue                                                   -               -
Cost of revenue                                           -               -
----------------------------------------------------------------------------
Gross profit                                              -               -

Expenses
  General and administrative                   $      5,259           6,915
  Consulting fee                                     15,000               -
  Transfer agent fees                                 5,143               -
  Legal fees                                          1,500               -
  Accounting fees                                     6,000               -
  Auditing fees                                       4,500               -
----------------------------------------------------------------------------
Total operating expenses                       $     37,402           6,915
----------------------------------------------------------------------------

Net loss for the year                          $    (37,402)         (6,915)
============================================================================

Net loss per Common Share - Basic and Diluted         (0.00)          (0.00)
----------------------------------------------------------------------------

Weighted average number of shares outstanding    10,498,545      42,709,162
----------------------------------------------------------------------------

  The accompanying notes are an integral part of these financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------


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




FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to December 31, 2007
(Unaudited)
(U.S. Dollars)
------------------------------------------------------------------------------

                                       Additional                   Total
                                         Paid-In      Accum.     Stockholders'
                     Shares    Amount    Capital      Deficit       Equity
------------------------------------------------------------------------------
Balance
December 31, 2001  15,120,135  15,120   3,877,546   (4,085,875)      (193,209)

Shares issued for
private placement     868,182     868     235,132                     236,000

Shares issued for
exercise of options   500,000     500     249,500                     250,000

Stock option
compensation                              305,788                     305,788

Foreign currency
translation                                                           (12,008)

Net loss for the year                               (1,587,454)    (1,587,454)
------------------------------------------------------------------------------

Balance
December 31, 2002  16,488,317  16,488   4,667,966   (5,673,329)    (1,000,883)

Shares issued for
private placement     108,868     109      16,221                      16,330

Shares issued for
services              200,000     200      31,800                      32,000

Shares issued for
debt settlement     7,286,667   7,287     721,380                     728,667

Stock options granted
for services                                9,897                       9,897

Stock options granted
for debt settlement                       421,417                     421,417

Stock option
compensation                              134,167                     134,167

Foreign currency
translation                                                          (108,806)

Net loss for the year                               (1,306,182)    (1,185,368)
------------------------------------------------------------------------------

Balance
December 31, 2003  24,083,852  24,084   6,002,848   (6,979,511)      (952,579)

Shares issued for
debt settlement       150,000     150      49,850                      50,000

Shares issued for
professional fees     820,000     820                                     820

Shares to balance                                          400            400

Net loss for the year                                  (86,485)       (86,485)
------------------------------------------------------------------------------

Balance
December 31, 2004  25,053,852  25,054   6,053,098   (7,065,996)      (987,844)

Stock option
exercised           7,655,310   7,655      (7,655)

Shares issued for
debt settlement    10,000,000  10,000      90,000                     100,000

Net loss for the year                                  (12,159)       (12,159)
------------------------------------------------------------------------------

Balance
December 31, 2005  42,709,162  42,709   6,135,443   (7,078,155)      (900,003)

Net loss for the year                                   (6,915)        (6,915)
------------------------------------------------------------------------------

Balance
December 31, 2006  42,709,162  42,709   6,135,443   (7,085,070)      (906,918)

Shares issued for
debt settlement    57,000,000  57,000                                  57,000

Shares issued after
stock split 200:1     498,545 (99,210)     99,210                           -

Shares issued for
debt settlement    10,000,000  10,000      90,000                     100,000

Net loss for the year                                  (37,402)       (37,402)
------------------------------------------------------------------------------

Balance
December 31, 2007  10,498,545  10,499   6,324,653   (7,122,472)      (787,320)

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statement of Cash Flows
(Unaudited)
(U.S. Dollars)


Statement of Cash Flows

                                                 Year ended     Year ended
                                                December 31,   December 31,
                                                    2007           2006
----------------------------------------------------------------------------
Cash Flows (Used In) Provided By:

Operating Activities
  Net Loss                                     $    (37,402)         (6,915)
  Adjustments to reconcile net loss to
    net cash used in operating activities                 -               -
Changes in assets and liabilities
  Prepaid expenses                                   (2,700)              -
  Accounts payable                                  (78,040)          6,915
  Related party payables                            (36,301)              -
----------------------------------------------------------------------------
                                                   (154,443)              -
----------------------------------------------------------------------------

Investing Activities                                      -               -

Financing Activities
  Stock issued for debt settlement                  157,000               -
----------------------------------------------------------------------------
                                                    157,000               -
----------------------------------------------------------------------------
Increase/(Decrease) in Cash                           2,557               -
Cash, beginning                                         242             242
----------------------------------------------------------------------------
Cash, ending                                   $      2,799             242
============================================================================

  The accompanying notes are an integral part of these financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

1  General Organization And Business

Form Cap Corp. ( the "Company" or "Form Cap" ) was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The Company become a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed its name to Corbett's Cool Clear Water, Inc., on October 26, 1998 to Canadian Cool Clear Water, Inc., on February 11, 1999 to Canadian Cool Clear WTAA, Inc., on September 24, 1999 to
WTAA International, Inc., on December 6, 2001 to Gravitas International, Inc., and finally to its current name, Form Cap Corp. on October 12, 2007.

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

As of December 31, 2007 the Company had an accumulated deficit of $7,122,472 and a loss of $37,402 for for the year ended December 31, 2007. There was no revenue for the year ended December 31, 2007.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

2  Summary Of Significant Accounting Policies

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

2  Significant Accounting Policies (Continued)

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

3  Stockholders' Equity

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3  Stockholders' Equity  (Continued)

In May 1999, the Company issued 3,704 restricted common shares by way of a privante placement under Reg. S. to one investor in exchange for $75,000 or $20.25 per share which proceeds were proceeds intended to fund the Company's immediate working capital needs.

In July 1999, the Company issued 2,222 restricted common shares by way of a private placement under Reg. S. to one investor in exchange for $50,000 or $22.50 per share which proceeds were proceeds intended to fund the Company's immediate working capital needs.

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3  Stockholders' Equity (Continued)

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

In May 2000, the Company completed a debt conversion under Reg. S. whereby it issued an aggregate of 100,548 restricted shares of the Company's Common Stock in exchange for $205, 117 or $2.04 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 100,548 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to May, 2001, at a strike price per share equal to 40% of the closing bid for the Company's stock on the last trading preceding the date of execution of the Agreement; and , from May 30, 2001 to April 30, 2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceeding the date of execution of the Agreement.

In May 2000, the Company completed a debt conversion under Reg. S. whereby it issued an aggregate of 61,010 restricted shares of the Company's Common Stock in exchange for $183,031, or $3.00 per share, which proceeds were intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 61,010 Shares Purchase Warrants convertible into share equal of 58% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement; and, from May 30, 2001 to April 30, 2002, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading day preceding the date of execution of the Agreement.

In  November  2000,  the  Company completed a private placement under  Reg.
S. Whereby it issued an aggregate of 41,667 restricted shares of the Company's Common Stock in exchange for $150,000 or $3.60 per share, which intended to fund the Company's immediate working capital needs. As part of the offering price, the accredited investors also received 41,667 Share Purchase Warrants convertible into an equivalent number of shares of the Company's Common Stock from the date of the private placement Agreement to October 30, 2001, at a strike price per share equal to 100% of the closing bid for the Company's stock on the last trading preceding the date of execution of the Agreement; and, from December 1,2001 to January 31, 2003, at a strike price per share equal to 140% of the closing bid for the Company's stock on the last trading preceding the date of execution of the Agreement.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3  Stockholders' Equity (Continued)

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3  Stockholders' Equity (Continued)

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3  Stockholders' Equity (Continued)

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3  Stockholders' Equity (Continued)

In 2003 the Company sold 108,868 common shares of stock for $16,330 and also raised $486,000 through the issuance of common stock and exercise of stock options. In April 2003, Jupiter Capital Ventures, Inc., and Jupiter Financial Services agreed to allow the Company to convert the outstanding debts owing to each of the companies into equity in the Company. The debt consists of a combination of expenses incurred by Jupiter Capital on behalf of the Company, advances loaned to the Company by Jupiter, and services rendered to the Company as stipulated by consulting agreements of Jupiter Capital Ventures, Inc., and Jupiter Financial Services, Inc., and total $765,531.

In January 2004, the Company entered into an agreement with related parties to convert debt of $50,000 with the issuance of 150,000 free trading shares of the Company.

In March 11, 2005, there are options outstanding held by William Mckay in the amount 6,155,310 and options outstanding held by Jupiter Capital Ventures, Inc., all of which options having been granted pursuant to a stock for debt agreement dated April 14, 2003 and all of the options exercisable at a price of $0.00. Pursuant to Mckay S-8 Option the holder hereby surrenders this option and the Company hereby resolved to issue 6,155,310 common shares of the Company to Mckay and pursuant to Jupiter 144 Option the holder hereby surrenders this option and the Company hereby resolved to issued 1,500,000 common shares of the Company to Jupiter Capital Ventures, Inc.

In April 11, 2005, the Company entered into an agreement with Jupiter Capital Ventures, Inc., to convert $100,000 of outstanding debts in exchange for 10,000,000 common shares of the Company.

In August 30, 2007, $57,000 of related parties debt of the Company was settled through the issuance of 57,000,000 common restrictive shares and on October 12, 2007 the Company had authorized a reverse stock split of 200 to 1 of all of the issued and outstanding common stock. On October 24, 2007, $100,000 of related parties debt of the Company was settled through the issuance of 10,000,000 common restrictive shares in accordance to Rule 144(k) under the Securities Act of 1933.

4  Share Capital

Amend the Company's authorized share capital

On July 15, 2005 the authorized shares capital was increased as follows :-

Authorized preferred stock consist of 50,000,000 shares having a par value of $0.001 per share
Authorized common stock consist of 150,000,000 shares having a par value of $0.001 per share

Article IV of the Company's Articles of Incorporation will be amended to read as follows:
The capital stock of this corporation shall consist of 150,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2007
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

5  Advances From Related Party

At December 31, 2007 $634,470 was due to several individuals and corporations related to the Company. These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.

6  Related Party Transactions

In August 30, 2007, $57,000 of related parties debt of the Company was settled through the issuance of 57,000,000 common restrictive shares and on October 24, 2007, $100,000 of related parties debt of the Company was settled through the issuance of 10,000,000 common restrictive shares in accordance to Rule 144(k)under the Securities Act of 1933.

7  License Agreement

As of December 31, 2004, the Company had $135,000 in outstanding license and royalty fees payable. The Company is in default in these agreements and is currently negotiating settlements of these liabilities as it is no longer in this line of business.

8  Income Taxes

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

At December 31, 2007, the Company had deficits accumulated during the development stage of $7,122,472 available to offset future taxable income.

Item 8A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's management, including the President ( principal executive officer ) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14. Based upon the evaluation, the Company's President (principal executive officer ) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Company's management carried out its evaluation. During the period covered by this Annual Report on Form 10 - KSB, there was no change in our internal control over financial reporting ( as defined in Rule 13a - 15( f ) under the Exchange Act ) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance ; Compliance with Section 16 ( a ) of the Exchange Act

A.  Identification of Directors and Executive Officers

The following are our directors, secretary and executive officers as of Feb 13, 2008

Jeffrey Dashefsky acts as President and Director of the Company since August 24, 2007 and was appointed as Secretary of the Company on December 4, 2007.

B.  Significant Employees.        None

C.  Family Relationships.          None

D.  Involvement in Certain Legal Proceedings.         None

E. The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Section 16 ( a ) Beneficial Ownership Compliance

Section 16 ( a ) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16 ( a ) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16 ( a ) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2007, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

Code of Ethics

We currently do not have a code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Committees and Designated Directors

The board of directors is currently composed of only one individual and we do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission. We will evaluate establishing such committees in the future.

Item 10.  Executive Compensation

The Company's officer and director does not receive any compensation for his services rendered to the Company since his appointment and is not accruing any compensation pursuant to any agreement with the Company. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The Company's sole officer and director intends to devote no more than a few hours a week to our affairs.

The officer and director of the Company will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement the Company's business plan outlined herein.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated equity, that equity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

( a )  Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership of our common shares as of December 31, 2007 for each person or entity ( including group ) that is known by us to be beneficial owner of more than 5% of our outstanding shares.

Name and Address of Beneficial   Amount and Nature of        Percentage
Owner                            Beneficial Owner            Beneficial Owned

Maxxam Holdings Ltd              1,000,000                    9.53%
Lai Ying Ling, Suzanna           1,000,000                    9.53%
Ecom Capital Corp                2,500,000                   23.82%
Presidents Corporate Group       2,500,000                   23.82%
Temple Securities Ltd            1,100,000                   10.48%
Admiralty Fund Ltd               1,100,000                   10.48%

( 1 ) Under Rule 13 ( d ) of the Exchange Act, shares not outstanding but subject to options, warrants, rights or conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by persons have such rights, but are not deemed outstanding for the purpose of computing the percentage for any other person.

( 2 ) As of December 31, 2007, there were 10,498,545 common shares outstanding. Unless otherwise noted, the security ownership disclosed is of record and beneficial.

( b )  Security Ownership of Management

The following table sets forth the beneficial ownership of our common shares as of each officer and director, and of all directors and executive officers as a group as of December 31, 2007.

Name and Address of Beneficial   Amount and Nature of        Percentage
Owner                            Beneficial Owner            Beneficial Owned

Jeffrey Dashefsky                73,790                      0.71%

Item 12.  Certain Relationships and Related Transactions, and Director
          Independence

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S - B.


Item 13.  Exhibits

(a)  Exhibits

Exhibit No.    Description

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002 (1)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

3.1            Certificate of Incorporation (1)

3.2            By-laws (1)

(b)  The following documents are filed as part of the report :

1. Financial Statements : Balance Sheet, Statement of Operations, Statement of Stockholders' Equity, Statement of Cash Flows and notes to Financial Statements.

The Company is an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 are unaudited

Item 14.  Principal Accountant Fees and Services

The firm Moore & Associates, Chartered acts as our auditors for the balance sheet of the Company for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, and inception on April 10, 1991 through September 30, 2007. The Company had paid $4,500 in term of auditing fees to Moore & Associates, Chartered.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FormCap Corp.
( Registrant )

Date : March 18, 2008


By : /s/ Jeffrey Dashefsky
     --------------------------------------------
     ( Signature )
     Jeffrey Dashefsky, President & Sole Director