Form 10QSB
period 2008-03-31
GRAVITAS INTERNATIONAL INC
filed 2008-04-30
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the three month period ended March 31, 2008
---------------------------------------------------------------------------

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

As of March 31, 2008 the registrant had issued and outstanding
10,498,545 shares of common stock, par value $0.001 per share

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                FORMCAP CORP.
                                 FORM 10-QSB


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Balance Sheet as at March 31, 2008                          1

            Statement of Operations for 3 months ended
            March 31, 2008                                              2

            Statement of Stockholders' Equity                         3-5

            Statement of Cash Flows for 3 months ended March 31, 2008   6
6

            Notes to the Financial Statements                        7-16

Item 2.     Management's Discussion and Analysis or Plan
            Of Operation                                               17

Item 3.     Controls and Procedures                                    17

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                          18

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                18

Item 3.     Defaults Upon Senior Securities                            18

Item 4.     Submission of Matters to a Vote of Security Holders        18

Item 5.     Other Information                                          18

Item 6.     Exhibits and Reports on Form 8-K                           18

CERTIFICATION                                                       19-20

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
(Unaudited)
(U.S. Dollars)


Balance Sheet

-----------------------------------------------------------------------------
                                                     As at          As at
                                                   March 31,      March 31,
AS AT                                                2008           2007
-----------------------------------------------------------------------------
Assets
  Current Assets
  Cash                                           $     7,157           242
-----------------------------------------------------------------------------
                                                 $     7,157           242
=============================================================================

Liabilities

Current Liabilities
   Accounts payable                              $    42,525       101,389
   Royalty and license fees
     payable (Note 7)                                135,000       135,000
   Advances from related parties
     (Note 5 & 6)                                    639,140       670,771
-----------------------------------------------------------------------------
Total liabilities                                $   816,665       907,160
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.001 par
     value, Authorized
     50,000,000 shares                                     -             -
   Common stock, $0.001 par value
     Authorized 150,000,000 shares
     10,498,545 shares issued and
     Outstanding, March 2008
     (42,709,162 shares issued and
     outstanding, March 2007                     $    10,499        42,709
   Additional paid-in capital                      6,324,653     6,135,443
   Deficit                                        (7,144,660)   (7,085,070)
-----------------------------------------------------------------------------
Total stockholders' deficit                      $  (809,508)     (906,918)
-----------------------------------------------------------------------------
Total liabilities and
  Stockholders' deficit                          $     7,157           242
=============================================================================

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations and Deficit
(U.S. Dollars)


Statement of Operations and Deficit


                                                3 Months         3 Months
                                              Period Ended     Period Ended
                                                March 31,        March 31,
                                                  2008             2007
-----------------------------------------------------------------------------
Revenue                                                  -               -
-----------------------------------------------------------------------------

Expenses
  General and
    administrative                            $      1,041               -
  Consulting fee                                    15,000               -
  Transfer agent fees                                  147               -
  Accounting fees                                    6,000               -
-----------------------------------------------------------------------------
Total operating expenses$                     $     22,188               -
-----------------------------------------------------------------------------
Net loss for the year                         $    (22,188)              -
=============================================================================

Net loss per Common
  Share - Basic and
  Diluted                                            (0.00)          (0.00)
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding                         10,498,545      42,709,162
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------


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




FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to March 31, 2008
(Unaudited)
(U.S. Dollars)
------------------------------------------------------------------------------

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




FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to March 31, 2008
(Unaudited)
(U.S. Dollars)
------------------------------------------------------------------------------

                                       Additional                   Total
                                         Paid-In      Accum.     Stockholders'
                     Shares    Amount    Capital      Deficit       Equity
------------------------------------------------------------------------------
Balance
December 31, 2006  42,709,162  42,709   6,135,443   (7,085,070)      (906,918)

Shares issued for
debt settlement    57,000,000  57,000                                  57,000

Shares issued after
stock split
200:1                498,545  (99,210)     99,210                           -

Shares issued for
debt settlement   10,000,000   10,000      90,000                     100,000

Net loss for the year                                  (37,402)       (37,402)
------------------------------------------------------------------------------

Balance
December 31, 2007 10,498,545   10,499   6,324,653   (7,122,472)      (787,320)

Net loss for the period                                (22,188)       (22,188)
------------------------------------------------------------------------------

Balance
March 31, 2008    10,498,545   10,499   6,324,653   (7,144,660)      (809,508)


  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
(Unaudited)
(U.S. Dollars)


Statement of Cash Flows


                                                3 Months         3 Months
                                              Period Ended     Period Ended
                                                March 31,        March 31,
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows (Used In) Provided By :
Operating Activities
   Net Loss                                   $     (22,188)              -
   Adjustments to reconcile
   net loss to net cash used
   in operating activities                                -               -
     Accounts payable                                17,377               -
     Related party payables                           9,169               -
-----------------------------------------------------------------------------
                                                      4,358               -
-----------------------------------------------------------------------------

Investing Activities                                      -               -

Financing Activities                                      -

-----------------------------------------------------------------------------

Increase/(Decrease) in Cash                           4,358               -
Cash, beginning                                       2,799             242
-----------------------------------------------------------------------------
Cash, ending                                  $       7,157             242
=============================================================================


  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

As of March 31, 2008 the Company had an accumulated deficit of $7,144,660 and a loss of $22,188 for the period ended March 31, 2008. There was no revenue for the period ended March 31, 2008.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

(b)  Impairment Of Long Lived Assets
     The Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its
     fair  value.   An  impairment  loss is recognized as  the amount by
     which the carrying amount of a long-lived asset exceeds its fair value. The factors considered by management in performing this assessment include operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition and other
     economic factors.   As at March 31, 2008 the Company has no long-
     lived assets.

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3. Stockholders' Equity  (Continued)

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

In August 30, 2007, $57,000 of related parties debt of the Company was settled through the issuance of 57,000,000 common restrictive shares and on October 12, 2007 the Company had authorized a reverse stock split of 200 to 1 of all of the issued and outstanding common stock. On October 24, 2007, $100,000 of related parties debt of the Company was settled through the issuance of 10,000,000 common restrictive shares in accordance to Rule
144 (k) under the Securities Act of 1933.

4. Share Capital

Amend the Company's authorized share capital

On July 15, 2005 the authorized shares capital was increased as follows :-

Authorized preferred stock consist of 50,000,000 shares having a par value of $0.001 per share

Authorized common stock consist of 150,000,000 shares having a par value of $0.001 per share

Article IV of the Company's Articles of Incorporation will be amended to read as follows:
The capital stock of this corporation shall consist of 150,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
March 31, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

5. Advances From Related Party

At March 31, 2008, $639,140 was due to several individuals and corporations related to the Company. These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.

6. Related Party Transactions

In August 30, 2007, $57,000 of related parties debt of the Company was settled through the issuance of 57,000,000 common restrictive shares and on October 24, 2007, $100,000 of related parties debt of the Company was settled through the issuance of 10,000,000 common restrictive shares in accordance to Rule 144 (k) under the Securities Act of 1933.

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

At March 31, 2008, the Company had deficits accumulated during the development stage of $7,144,660 available to offset future taxable income.

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

OPERATION

The Company has not been active since November 2003. The losses for the 3 months period ended March 31, 2008 was $22,188 for consulting, accounting, filing, general and administrative expenses. There were no revenue for those periods stated above.

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