Form 10QSB
period 2008-06-30
GRAVITAS INTERNATIONAL INC
filed 2008-07-14
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the six months ended June 30, 2008
---------------------------------------------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2008 the registrant had issued and outstanding 10,498,545 shares of common stock, par value $0.001 per share

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                FORMCAP CORP.
                                 FORM 10-QSB


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Balance Sheet as at June 30, 2008                           1

            Statement of Operations for 6 months ended
            June 30, 2008                                               2

            Statement of Stockholders' Equity                         3-5

            Statement of Cash Flows for 6 months ended June 30, 2008    6
6

            Notes to the Financial Statements                        7-16

Item 2.     Management's Discussion and Analysis or Plan
            Of Operation                                               17

Item 3.     Controls and Procedures                                    17

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                          18

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                18

Item 3.     Defaults Upon Senior Securities                            18

Item 4.     Submission of Matters to a Vote of Security Holders        18

Item 5.     Other Information                                          18

Item 6.     Exhibits and Reports on Form 8-K                           18

CERTIFICATION                                                       19-20

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
(Unaudited)
(U.S. Dollars)


Balance Sheet

-----------------------------------------------------------------------------
                                                     As at          As at
                                                    June 30,       June 30,
AS AT                                                 2008           2007
-----------------------------------------------------------------------------
Assets
  Current Assets
  Cash                                           $     6,802           242
-----------------------------------------------------------------------------
                                                 $     6,802           242
=============================================================================

Liabilities

Current Liabilities
   Accounts payable                              $    63,525       101,389
   Royalty and license fees
     payable (Note 7)                                135,000       135,000
   Advances from related parties
     (Note 5 & 6)                                    639,140       670,771
-----------------------------------------------------------------------------
Total liabilities                                $   837,665       907,160
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.001 par
     value, Authorized
     50,000,000 shares                                     -             -
   Common stock, $0.001 par value
     Authorized 150,000,000 shares
     10,498,545 shares issued and
     Outstanding, June 2008
     (42,709,162 shares issued and
     outstanding, June 2007                      $    10,499        42,709
   Additional paid-in capital                      6,324,653     6,135,443
   Deficit                                        (7,166,015)   (7,085,070)
-----------------------------------------------------------------------------
Total stockholders' deficit                      $  (830,863)     (906,918)
-----------------------------------------------------------------------------
Total liabilities and
  Stockholders' deficit                          $     6,802           242
=============================================================================

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations and Deficit
For the 6 months period ended June 30, 2008
(Unaudited)
(U.S. Dollars)


Statement of Operations and Deficit


                                                6 Months         6 Months
                                              Period Ended     Period Ended
                                                June 30,         June 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Revenue                                                  -               -
-----------------------------------------------------------------------------

Expenses
  General and
    administrative                            $      1,396               -
  Consulting fee                                    30,000               -
  Transfer agent fees                                  147               -
  Accounting fees                                   12,000               -
-----------------------------------------------------------------------------
Total operating expenses$                     $     43,543               -
-----------------------------------------------------------------------------
Net loss for the year                         $    (43,543)           0.00
=============================================================================

Net loss per Common
  Share - Basic and
  Diluted                                            (0.01)           0.00
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding                         10,498,545      42,709,162
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------


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




FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to June 30, 2008
(Unaudited)
(U.S. Dollars)
------------------------------------------------------------------------------

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




FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to June 30, 2008
(Unaudited)
(U.S. Dollars)
------------------------------------------------------------------------------

                                       Additional                   Total
                                         Paid-In      Accum.     Stockholders'
                     Shares    Amount    Capital      Deficit       Equity
------------------------------------------------------------------------------
Balance
December 31, 2006  42,709,162  42,709   6,135,443   (7,085,070)      (906,918)

Shares issued for
debt settlement    57,000,000  57,000                                  57,000

Shares issued after
stock split
200:1                498,545  (99,210)     99,210                           -

Shares issued for
debt settlement   10,000,000   10,000      90,000                     100,000

Net loss for the year                                  (37,402)       (37,402)
------------------------------------------------------------------------------

Balance
December 31, 2007 10,498,545   10,499   6,324,653   (7,122,472)      (787,320)

Net loss for the period                                (43,543)       (43,543)
------------------------------------------------------------------------------

Balance
June 30, 2008     10,498,545   10,499   6,324,653   (7,166,015)      (830,863)


  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows For The 6 Months Period Ended June 30, 2008
(Unaudited)
(U.S. Dollars)


Statement of Cash Flows


                                                6 Months         6 Months
                                              Period Ended     Period Ended
                                                June 30,         June 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows (Used In) Provided By :
Operating Activities
   Net Loss                                   $     (43,543)              -
   Adjustments to reconcile
   net loss to net cash used
   in operating activities                                -               -
     Accounts payable                                40,177               -
     Related party payables                           7,369               -
-----------------------------------------------------------------------------
                                                      4,003               -
-----------------------------------------------------------------------------

Investing Activities                                      -               -

Financing Activities                                      -               -

-----------------------------------------------------------------------------

Increase/(Decrease) in Cash                           4,003               -
Cash, beginning                                       2,799             242
-----------------------------------------------------------------------------
Cash, ending                                  $       6,802             242
=============================================================================


  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

As of June 30, 2008 the Company had an accumulated deficit of $7,166,015 and a loss of $43,543 for the period ended June 30, 2008. There was no revenue for the period ended June 30, 2008.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

(b)  Impairment Of Long Lived Assets
     The Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its
     fair  value.   An  impairment  loss is recognized as  the amount by
     which the carrying amount of a long-lived asset exceeds its fair value. The factors considered by management in performing this assessment include operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition and other
     economic factors.   As at June 30, 2008 the Company has no long-
     lived assets.

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

Amend the Company's authorized share capital

On July 15, 2005 the authorized shares capital was increased as follows :-

Authorized preferred stock consist of 50,000,000 shares having a par value of $0.001 per share

Authorized common stock consist of 150,000,000 shares having a par value of $0.001 per share

Article IV of the Company's Articles of Incorporation will be amended to read as follows:
The capital stock of this corporation shall consist of 150,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

5. Advances From Related Party

At June 30, 2008, $639,140 was due to several individuals and corporations related to the Company. These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.

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

8. Income Taxes

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

At June 30, 2008, the Company had deficits accumulated during the development stage of $7,166,015 available to offset future taxable income.

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

OPERATION

The Company has not been active since November 2003. The losses for the 6 months ended June 30, 2008 was $43,543 for consulting, accounting, filing, general and administrative expenses. There were no revenue for those periods stated above.

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