Form 10-Q
period 2008-06-30
GRAVITAS INTERNATIONAL INC
filed 2008-08-11
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q/A

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the period ended June 30, 2008
---------------------------------------------------------------------------

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days.  YES (X)   NO ( )

Indicate by check mark whether the registrant is a large accelerated filer, and small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12B-2 of the Exchange Act. (Check one):

   Large accelerated filer ( )        Accelerated filer (X)
   Non-accelerated filer ( )          Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 13b-2 of the Securities Exchange Act)   Yes (X)   No ( )

As of August 8, 2008, 160,998,545 shares of the registrant's common stock were outstanding.

                                FORMCAP CORP.
                                 FORM 10-Q/A
                                June 30, 2008


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Balance Sheet as at June 30, 2008 and December 31, 2007     1

            Statement of Operations for 6 months ended
            June 30, 2008 and 2007                                      2

            Statement of Cash Flows for 6 months ended June 30, 2008
            and 2007                                                    3

            Notes to the Financial Statements                        4-13

Item 2.     Management's Discussion and Analysis or Plan
            Of Operation                                               14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk 14

Item 4.     Controls and Procedures                                    15

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                          15

Item 1A.    Risk Factors                                               15

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                15

Item 3.     Defaults Upon Senior Securities                            15

Item 4.     Submission of Matters to a Vote of Security Holders        15

Item 5.     Other Information                                          15

Item 6.     Exhibits, Signatures and Certification                     16


FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
These financial statements have not been reviewed or audited by our independent auditors
Balance Sheet
(Unaudited)
(U.S. Dollars)


Balance Sheet

-----------------------------------------------------------------------------
                                                     As at         As at
                                                    June 30,    December 31,
AS AT                                                 2008          2007
-----------------------------------------------------------------------------
Assets
  Current Assets
  Cash                                           $     5,270         2,799
  Prepaid Expenses                                         -         2,700
  Promissory Notes                                   150,000       150,000
-----------------------------------------------------------------------------
                                                 $   155,270       155,499
=============================================================================

Liabilities

Current Liabilities
   Accounts payable                              $    63,525        23,349
   Royalty and license fees
     payable (Note 7)                                135,000       135,000
   Advances from related parties
     (Note 5 & 6)                                    638,640       634,470
-----------------------------------------------------------------------------
Total liabilities                                $   837,165       792,819
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.001 par
     value, Authorized
     50,000,000 shares                                     -             -
   Common stock, $0.001 par value
     Authorized 200,000,000 shares
     160,998,545 shares issued and
     Outstanding, June 2008
     (160,498,545 shares issued and
     outstanding, December 2007                  $   160,999       160,499
   Additional paid-in capital                      6,324,653     6,324,653
   Deficit                                        (7,167,547)   (7,122,472)
-----------------------------------------------------------------------------
Total stockholders' deficit                      $  (681,895)     (637,320)
-----------------------------------------------------------------------------
Total liabilities and
  Stockholders' deficit                          $   155,270       155,499
=============================================================================

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations and Deficit
For the 6 months period ended June 30, 2008
(Unaudited)
(U.S. Dollars)


Statement of Operations and Deficit


                                                6 Months         6 Months
                                              Period Ended     Period Ended
                                                June 30,         June 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Revenue                                                  -               -
-----------------------------------------------------------------------------

Expenses
  General and
    administrative                            $      2,928               -
  Consulting fee                                    30,000               -
  Transfer agent fees                                  147               -
  Accounting fees                                   12,000               -
-----------------------------------------------------------------------------
Total operating expenses$                     $     45,075               -
-----------------------------------------------------------------------------
Net loss for the year                         $    (45,075)           0.00
=============================================================================

Net loss per Common
  Share - Basic and
  Diluted                                            (0.00)           0.00
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding                        160,998,545      42,709,162
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows For The 6 Months Period Ended June 30, 2008
(Unaudited)
(U.S. Dollars)


Statement of Cash Flows


                                                6 Months         6 Months
                                              Period Ended     Period Ended
                                                June 30,         June 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows (Used In) Provided By :
Operating Activities
   Net Loss                                   $     (45,075)              -
   Adjustments to reconcile
   net loss to net cash used
   in operating activities                                -               -
     Accounts payable                                40,177               -
     Related party payables                           6,869               -
-----------------------------------------------------------------------------
                                                      1,971               -
-----------------------------------------------------------------------------

Investing Activities                                      -               -

Financing Activities
   Shares Capital                                       500               -

-----------------------------------------------------------------------------

Increase/(Decrease) in Cash                           2,471               -
Cash, beginning                                       2,799             242
-----------------------------------------------------------------------------
Cash, ending                                  $       5,270             242
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

On September 18, 2007, the Company merged the Florida jurisdiction and the Nevada jurisdiction into one Nevada jurisdiction.

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

As of June 30, 2008 the Company had an accumulated deficit of $7,167,547 and a loss of $45,075 for the period ended June 30, 2008. There was no revenue for the period ended June 30, 2008.

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

In October 16, 2007, 150,000,000 common restrictive shares were issued at par value with 75,000,000 each to Ecom Capital and Porto Velho Investments on promissory notes to the Company.

In May 8, 2008, 500,000 common restrictive shares were issued at par value under private placement in accordance to Rule 144 under the Securities Act of 1933.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
June 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

4. Share Capital

Amend the Company's authorized share capital

On September 7, 2007 the authorized shares capital was increased as follows:-

Authorized preferred stock consist of 50,000,000 shares having a par value of $0.001 per share
Authorized common stock consist of 200,000,000 shares having a par value of $0.001 per share

Article IV of the Company's Articles of Incorporation will be amended to read as follows:
The capital stock of this corporation shall consist of 200,000,000 shares of common stock having a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.001 per share

5. Advances From Related Party

At June 30, 2008, $638,640 was due to several individuals and corporations related to the Company. These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.

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

At June 30, 2008, the Company had deficits accumulated during the development stage of $7,167,547 available to offset future taxable income.

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

OPERATION

The Company has not been active since November 2003. The losses for the 6 months ended June 30, 2008 was $45,075 for consulting, accounting, filing, general and administrative expenses. There were no revenue for those periods stated above.


ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company at present does not engage in any business activities thus will not be subjected to any quantitative or qualitative influences to market risk.

ITEM 4 - CONTROLS AND PROCEDURES

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

ITEM 1A - RISK FACTORS

The Company at present does not engage in any business activities thus will not be subjected to any risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 8, 2008, 500,000 common restrictive shares was issued at par value under private placement in accordance to Rule 144 under the Securities Act of 1933.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 - K

Exhibit Number    Exhibit Description

31.01 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.02 Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* These certificates accompany FormCap Corp Quarterly Report on Form 10-Q; They are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of FormCap Corp under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2008

                                          FormCap Corp.


                                          /s/ Jeffrey Dashefsky
                                          ------------------------------------
                                          Jeffrey Dashefsky
                                          Director and Chief Executive Officer


                                          /s/ Michael Lee
                                          ------------------------------------
                                          Michael Lee
                                          Chief Accounting Officer