Form 10-Q
period 2008-09-30
GRAVITAS INTERNATIONAL INC
filed 2008-10-21
CIK 1102709

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-Q

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the period ended September 30, 2008
---------------------------------------------------------------------------

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

As of October 16, 2008, 160,998,545 shares of the registrant's common stock were outstanding.

                                FORMCAP CORP.
                                  FORM 10-Q
                              September 30, 2008


                              TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.     Unaudited Financial Statements

            Balance Sheet as at September 30, 2008 and
            December 31, 2007                                           1

            Statement of Operations for 9 months ended
            September 30, 2008 and 2007                                 2

            Statement of Cash Flows for 9 months ended
            September 30, 2008 and 2007                                 3

            Notes to the Financial Statements                        4-13

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk 14

Item 4.     Controls and Procedures                                    15

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings                                          15

Item 1A.    Risk Factors                                               15

Item 2.     Unregistered Sales of Equity Securities and Use
            Of Proceeds                                                15

Item 3.     Defaults Upon Senior Securities                            15

Item 4.     Submission of Matters to a Vote of Security Holders        15

Item 5.     Other Information                                          15

Item 6.     Exhibits, Signatures and Certification                     16

CERTIFICATION                                                       17-20

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
These financial statements have not been reviewed or audited by our independent auditors
Balance Sheet
(Unaudited)
(U.S. Dollars)


Balance Sheet
-----------------------------------------------------------------------------
                                                     As at         As at
                                                  September 30,  December 31,
AS AT                                                 2008          2007
-----------------------------------------------------------------------------
Assets
  Current Assets
  Cash                                           $       425         2,799
  Prepaid Expenses                                         -         2,700
  Other Assets                                         4,000             -
  Promissory Notes                                   150,000       150,000
-----------------------------------------------------------------------------
                                                 $   154,425       155,499
=============================================================================

Liabilities

Current Liabilities
   Accounts payable                              $   103,064        23,349
   Royalty and license fees
     payable (Note 7)                                135,000       135,000
   Advances from related parties
     (Note 5 & 6)                                    615,160       634,470
-----------------------------------------------------------------------------
Total liabilities                                $   853,224       792,819
-----------------------------------------------------------------------------

Stockholders' Equity (Deficiency)

   Preferred stock, $0.001 par
     value, Authorized
     50,000,000 shares                                     -             -
   Common stock, $0.001 par value
     Authorized 200,000,000 shares
     160,998,545 shares issued and
     Outstanding, June 2008
     (160,498,545 shares issued and
     outstanding, December 2007                  $   160,999       160,499
   Additional paid-in capital                      6,329,653     6,324,653
   Deficit                                        (7,189,451)   (7,122,472)
-----------------------------------------------------------------------------
Total stockholders' deficit                      $  (698,799)     (637,320)
-----------------------------------------------------------------------------
Total liabilities and
  Stockholders' deficit                          $   154,425       155,499
=============================================================================

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations and Deficit
For the 9 months period ended September 30, 2008
(Unaudited)
(U.S. Dollars)


Statement of Operations and Deficit


                                                9 Months         9 Months
                                              Period Ended     Period Ended
                                              September 30,    September 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Revenue                                                  -               -
-----------------------------------------------------------------------------

Expenses
  General and
    administrative                            $      2,345               -
  Consulting fee                                    45,000               -
  Transfer agent fees                                1,634               -
  Accounting fees                                   18,000               -
-----------------------------------------------------------------------------
Total operating expenses$                     $     66,979               -
-----------------------------------------------------------------------------
Net loss for the year                         $    (66,979)           0.00
=============================================================================

Net loss per Common
  Share - Basic and
  Diluted                                            (0.00)           0.00
-----------------------------------------------------------------------------

Weighted average number
  of shares outstanding                        160,998,545      42,709,162
-----------------------------------------------------------------------------

  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows For The 9 Months Period Ended September 30, 2008 (Unaudited)
(U.S. Dollars)


Statement of Cash Flows


                                                9 Months         9 Months
                                              Period Ended     Period Ended
                                              September 30,    September 30,
                                                  2008             2007
-----------------------------------------------------------------------------
Cash Flows (Used In) Provided By :
Operating Activities
   Net Loss                                   $     (66,979)              -
   Adjustments to reconcile
   net loss to net cash used
   in operating activities                                -               -
     Accounts payable                                79,715               -
     Prepaid expenses                                 2,700               -
     Other assets                                    (4,000)              -
     Related party payables                         (19,310)              -
-----------------------------------------------------------------------------
                                                     (7,874)              -
-----------------------------------------------------------------------------

Investing Activities                                      -               -

Financing Activities
   Shares Capital                                     5,500               -

-----------------------------------------------------------------------------

Increase/(Decrease) in Cash                          (2,374)              -
Cash, beginning                                       2,799             242
-----------------------------------------------------------------------------
Cash, ending                                  $         425             242
=============================================================================


  The accompanying notes are an integral part of the financial statements.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

As of September 30, 2008 the Company had an accumulated deficit of $7,189,451 and a loss of $66,979 for the 9 months period ended September 30, 2008. There was no revenue for the period ended September 30, 2008.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

(b)  Impairment Of Long Lived Assets
     The Company reviews the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its
     fair  value.   An  impairment  loss is recognized as  the amount by
     which the carrying amount of a long-lived asset exceeds its fair value. The factors considered by management in performing this assessment include operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition and other
     economic factors.   As at September 30, 2008 the Company has no long-
     lived assets.

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

3. Stockholders' Equity  (Continued)

In May 1999, the Company issued 3,704 restricted common shares by way of a private placement under Reg. S. to one investor in exchange for $75,000 or $20.25 per share which proceeds were proceeds intended to fund the Company's immediate working capital needs.

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

In December 1999, the Company issued an aggregate of 16,667 restricted common shares of the Company to a Director under Reg. S. in consideration for services rendered to the Company.

In February, 2000 the Company issued 16,667 restricted shares under Reg. S to a director in consideration for services rendered to the Company.

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

FORM CAP CORP
(FORMERLY: GRAVITAS INTERNATIONAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
Notes To The Financial Statements
September 30, 2008
(Unaudited)
(U.S. Dollars)
-----------------------------------------------------------------------------

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

At September 30, 2008, $615,160 was due to several individuals and corporations related to the Company. These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.

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

At September 30, 2008, the Company had deficits accumulated during the development stage of $7,189,451 available to offset future taxable income.

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

OPERATION

The Company has not been active since November 2003. The losses for the 9 months ended September 30, 2008 was $66,979 for consulting, accounting, filing, general and administrative expenses. There were no revenue for those periods stated above.


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

October 17, 2008

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