Form 10-K
period 2008-12-31
FORMCAP CORP.
filed 2009-03-11
CIK 1102709

FORMCAP CORP.

FORM 10K

( Annual Report of Financial Condition )

Filed March 10, 2009 for the year ending December 31, 2008

Address	50 WEST LIBERTY STREET
		SUITE 880
		RENO, NV 89501

Telephone	775-322-0626

CIK		0001102709

Symbol	FRMC

SIC Code	7372 Prepackaged Software

Fiscal Year	12/31