Form 10-Q
period 2009-03-31
FORMCAP CORP.
filed 2009-05-22
CIK 1102709

FORM CAP CORP.

FORM 10Q
(Quarterly Report of Financial Condition)


Filed on May 22, 2009 for the Period Ending March 31, 2009



Address		50 West Liberty Street
		Suite 880
		Reono, NV 89501

Telephone	775-322-0626

CIK		0001102709

Symbol		FRMC

SIC Code	7372-Prepackaged Software

Fiscal Year	12-31