Form 10-Q
period 2009-06-30
FORMCAP CORP.
filed 2009-08-21
CIK 1102709

FORMCAP CORP.



FORM 10-Q
 (Quarterly Report)




Filed August 20, 2009 for the Period Ending 06/30/09



Address		50 WEST LIBERTY STREET
		SUITE 880
		RENO, NV 89501

Telephone	775-322-0626
CIK		0001102709
Symbol		FRMC
SIC Code	7372 - Prepackaged Software
Fiscal Year	12/31


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number : 0 - 28847

FORMCAP CORP.
( Exact name of registrant as specified in its charter )

                Nevada                         1006772219
--------------------------               ---------------------
( State or other jurisdiction of        ( I.R.S. Empl. Ident. No. )
incorporation or organization )

50 West Liberty Street, Suite 880, Reno, NV 89501
----------------------------------------------
( Address of principal executive offices ) ( Zip Code )

 775-322-0626
------------------------------
( Issuer's telephone number )


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  ( X )  NO  (   )

Indicate by check mark whether the registrant has submitted
electronically and postedon its corporate Web site, if any, every
Interactive Data File required to be submittedand posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant
was required to submit and post such files).   Yes  (    )    No  (    )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12B-2 of the Exchange Act. (Check one) :

  Large accelerated filer (    )        Accelerated filer  (   )

  Non-accelerated filer (    )          Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  (    )  Yes    ( X )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.001 par value, was 43,798,607 as of July 31, 2009.






FORMCAP CORP.

FORM 10-Q

For the Period Ended June 30, 2009

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ...............			1 - 12

Item 2.	Management's Discussion and Analysis of Financial
	Condition And Results of Operations............. 	13 - 19

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk.... 					20

Item 4T.Controls and Procedures.......... 			20

PART II

Item 1.	Legal Proceedings............... 			20 - 21

Item 1A.Risk Factors.............. 				21

Item 2.	Unregistered Sales of Equity Securities and
	Use of Proceeds..					21 - 22

Item 3.	Defaults Upon Senior Securities.............. 		22

Item 4.	Submission of Matters to a Vote of
	Security Holders............ 				22

Item 5.	Other Information.........	 			22

Item 6.	Exhibits and Certifications.......			23 - 29




Part 1. Item 1.  Financial Statements

 		FORMCAP CORP.
     							     Page No.

Balance Sheets as at June 30, 2009  and December 31, 2008	1

Statements of Operations For the Three Months and
Six Months Ended June 30, 2009 and 2008				2

Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008 and
For the Period From Inception April 10, 1991 to June 30, 2009	3 - 4

Notes to Financial Statements					5 - 12




FORMCAP CORP.
(A Development Stage Company)
FINANCIAL STATEMENTS
June 30, 2009
(Stated in US Dollars)






FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Balance Sheets As At June 30, 2009 and December 31, 2008
(U.S. Dollars )
						Unaudited
						June 30,	Dec 31,
 						2009		2008

Assets

  Current Assets
   Cash					$	   57		  356
   Prepaid expenses				3,950		3,950
                                              -------          ------
Total Assets				$	4,007		4,306
					      -------          ------
Liabilities
  Current Liabilities
   Accrued liabilities		       	       12,000		9,000
   Related parties accounts  (Note 4)	$     783,123	      741,153
   Royalty and license
    fees payable            (Note 5)	      135,000	      135,000
					      -------	      -------
Total Liabilities			$     930,123	      885,153


Stockholders' Equity (Deficit)
 Preferred stock, $0.001 par value
   Authorized 50,000,000 shares			-		 -
 Common stock, $0.001 par value
   Authorized 200,000,000 shares
    41,198,607 shares issued and
    outstanding at June 30, 2009
    and 160,998,607 shares issued
    and outstanding at
December 31, 2008			$     41,199	     160,999
 Subscription notes receivable		     (30,000)	    (150,000)
 Additional paid-in capital		   6,348,953	   6,329,153
 Accumulated deficit			  (7,286,268)	  (7,220,999)

Total Stockholders' Equity (Deficit)	    (926,116)	    (880,847)
					      -------        -------
Total Liabilities and Stockholders'
(Deficit)				$      4,007           4,306
					      -------        -------

The accompanying notes are an integral part of the financial statements



FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statements Of Operations for the three months and six months ended June 30, 2009 and 2008 and for the period April 10, 1991 (Inception) to June 30, 2009
(U.S. Dollars )
(Unaudited)

								       Inception
          			For the 3 months  For the 6 months   April 10,1991
      				ended June 30,	   endedJune 30,      to June 30,
				 2009	   2008	    2009    2008	2009

Revenue				  - 	     -       -        -         321,889
Cost of sale		          -	     -       -	      -		352,683

Gross profit 			  -          -       -        -	        (30,794)

Expenses
General and administrative $	   29        50      269      124     4,509,683
Consulting fees      	       (5,000)   15,000   50,000   30,000       125,000
Transfer agent fees 			  1,487  	    1,634         7,593
Filing fees 			            350             1,317         7,393
Exchange gain/loss					                     (2)
Legal fees						                  1,500
Accounting fees 		6,000     6,000   12,000   12,000        42,000
Audit fees			1,500     1,500    3,000    3,000  	 16,500
Research and development          -          - 			        213,374
Write off of notes receivable     -          - 			        201,152
Write off of acquisition deposit  -          - 			        412,672
Loss on sale of notes receivable  -          - 		                109,118
Write off of prepaid licenses     -          - 			        103,753
Inventory write off  	          -          -			         15,226
Depreciation and armortization    -          - 		                153,432
Royalty and licences fee 	  - 	     - 		                349,632

Total operating expenses   $    2,529    24,387   65,269   48,075     6,268,026

Operating loss  	       (2,529)  (24,387) (65,269) (48,075)   (6,298,820)

Other Income (Expenses)
Gain on settlement of debt        -          - 			         65,945
Non cash financing expense        -          -		               (222,697)
Write off capital assets          -          -		                (95,105)
Write off proprietary technology  -          - 		               (109,180)
Other       		          -          - 		               (246,749)
Interest        	          -          -		               (379,662)

Total other income (expenses)     -          -        -       -        (987,448)

Net loss for the year 	   $   (2,529)  (24,387) (65,269) (48,075)   (7,286,268)

Net loss per Common Share
 - Basic and Diluted 		(0.00)    (0.00)   (0.00)   (0.00)

Weighted average number of
 shares outstanding 	  41,286,519 160,641,464 81,652,242 160,570,430


   The accompanying notes are an integral part of the financial statements



FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statements Of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period April 10, 1991 (Inception) to June 30, 2009
(U.S. Dollars )
(Unaudited)

								Inception
  			 		For the six months	April 10, 1991
     			         	ended June 30,		to June 30,
					2009	    2008	2009

Cash Flows (Used In) Provided By :

Operating Activities

 Net Loss 			$     (65,269)    (48,075) 	(7,286,268)

 Adjustments to reconcile net loss
 to net cash used in
 operating activities

Amortization 			          -          -             277,322
Interest expense in connection
with induced conversion   		  -          -		   262,032
Accrued interest converted to equity      -          - 		    16,348
Amortization of deferred finance charges  -          - 		     1,364
Gain / loss in exchange   		  -          -	          (120,814)
Write off on notes receivable 		  -          - 		   201,152
Gain on settlement of license payable     -          - 		   (65,000)
Write off acquisition deposits   	  -          - 		   412,672
Impairment write off     		  -          -		   281,938
Loss on sale of notes receivable          -          -		   109,118
Write off of prepaid licenses             -          - 		   103,753
Write off of inventory             	  -          -              66,200
Stock options issued for services         -          -		   509,977

 Changes in assets and liabilities

Accounts receivable 			  -          -		     3,203
Inventories             		  -          -		   (66,200)
Prepaid expenses and other
current assets   			  -         2,700	  (113,481)
Prepaid royalties            		  -          - 		   (99,980)
Accounts payable        	          -          - 		  (121,069)
Royalty and license fees and
accrued liabilities 			3,000       3,000	   208,765
Related party payables   	       41,970      39,846	   541,246
 				      ------------------------------------
				      (20,299)	   (2,529)      (4,877,722)
				      ------------------------------------
 Investing Activities

Acquisition deposits					          (431,000)
Principal payments on notes receivable                              44,117
Notes receivable advances				          (701,152)
Proceeds from sale of notes receivable			           350,000
Loan from shareholders					           600,000
Principal payments on loan from shareholders                      (600,000)
Purchase of capital assets				          (104,880)
Capitalized software expenditures			          (135,181)
				       -----------------------------------
				          -   	      -		  (978,096)
				       -----------------------------------



 Financing Activities

Advances from related parties				           569,529
Stock issued for debt settlement          -           -          1,458,304
Proceeds from long-term obligations			           361,800
Proceeds from sale of preferred stock 			             3,000
Promissory for issuance of stock      120,000         -            (30,000)
Proceeds from sale of common stock
and stock options      		     (100,000) 	     5,000       3,493,242
  				       -----------------------------------
          			       20,000        5,000       5,855,875
				       -----------------------------------

Increase/(Decrease) in Cash             (299)        2,471             57

Cash, beginning              		 356         2,799            -
				        ----------------------------------
Cash, ending 		         $        57 	     5,270             57
				        ----------------------------------




   The accompanying notes are an integral part of the financial statements





FORMCAP CORP.
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
June 30, 2009
(U.S. Dollars )
(Unaudited)


Note 1. General Organization And Business

FormCap Corp. (the "Company" or "FormCap") was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The
Company become a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed its name to Corbett's Cool Clear WTAA, Inc., on September 24,
1999 to WTAA International, Inc., on December 6, 2001 to
Gravitas International, Inc., and finally to its current name, FormCap Corp. on October 12, 2007.

On September 18, 2007, the Company merged the Florida jurisdiction and the Nevada jurisdiction into one Nevada jurisdiction.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $7,286,268 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.


The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by related parties advances, however there is no assurance that this additional funding is adequate and further funding may be necessary.

Note 2.  Significant Accounting Policies

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below :

(a)	Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards ("SFAS")
No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

(b)	Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.


(c)	Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

(d)	Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123R "Share-Based Payment", a revision to FAS
123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS
123R is effective for interim or annual periods beginning after December 15, 2005. The Company adopted FAS 123R on
October 1, 2007.

(e)	Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with SFAS No. 52, "Foreign Currency
Translation". Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.


(f)	Basic and Diluted Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS 128 requires presentation of both basic and diluted earnings per share
("ESP") on the face of the income statement. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted ESP gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted
ESP, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted
ESP excludes all dilative potential common shares if their effect is anti dilative.

(g)	Income Taxes

The Company follows SFAS no. 109, "Accounting for Income
Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carry amounts of existing assets and liabilities and loss carry forwards and their respective tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

(h) Recently Issued Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board
("FASB") issued Statement of Financial Accounting
Standards ("SFAS") No. 162, The Hierarchy of Generally
Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, The Meaning of Present Fairly in Conformity


with Generally Accepted Accounting Principles. The Company does not believe SFAS No. 162 will have a material impact on its financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No.
133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The
Company does not believe SFAS No. 161 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R),
Business Combinations. SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141, Business
Combinations, that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No.
141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141(R). In addition, SFAS
No. 141(R) requires acquisition costs and restructuring costs that the acquirer expected but was not obligated to incur to be recognized separately from the business combination, therefore, expensed instead of part of the purchase price allocation. SFAS No. 141(R) will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company expects to adopt SFAS No. 141(R) to any business combinations with an acquisition date on or after January 1, 2009. The Company does not believe SFAS No. 141(R) will have a material impact on its financial statements.


In February 2007, the FASB issued SFAS No. 159, The Fair
Value Option for Financial Assets and Financial
Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value
Measurements. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial condition or results of operations.

Note 3. Common Stock

For The Six Months Ended June 30, 2009

Shares Subscriptions and retirement.

On March 3, 2009, the Company entered into an agreement to issued 400,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.10 per share with Black Hawk Financial, Inc. for an aggregate amount of $40,000 for consultation services provided to the Company.

On March 3, 2009, 120,000,000 shares issued on October 16,
2007 on promissory notes were retired to treasury.

On May 11, 2009, 200,000 restricted shares issued on March
3, 2009, with Black Hawk Financial, Inc. were retired to treasury.

On July 1, 2009, the Company entered into an agreement to issued 2,000,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.10 per share with Duke Enterprises, LLC for an aggregate amount of $200,000 for consultation services provided to the Company.

On July 15, 2009, the Company entered into an agreement to issued 100,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.10 per share with Metropolis Acquisition Corporation for an aggregate amount of $10,000 for consultation services provided to the Company.

On July 21, 2009, the Company entered into an agreement to issued 500,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.20 per share with Jim D. Romano for an aggregate amount of $100,000 for consultation services provided to the Company.

On July 21, 2009, the Company approved the issuance of 5,000,000 shares at $0.01 per share to settle amounts of $50,000 of debt due to a debtor of the Company.

On July 31, 2009, 5,000,000 shares issued on October 16,
2007 on promissory notes were retired to treasury.

Note 4. Related Parties Accounts

On June 30, 2009, $783,298 was due to several individuals and corporations related to the Company. These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.

Note 5. License Agreement

As of December 31, 2004, the Company had $135,000 in outstanding license and royalty fees payable. The Company is in default in these agreements and is negotiating settlements of these liabilities as it is no longer in this line of business.

Note 6. Income Taxes

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


At June 30, 2009, the Company had deficits accumulated during the development stage of $7,286,268 available to offset future taxable income.




PART I

   This Interim Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-Q. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Interim Report on Form 10-Q. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in
Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.



Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

General

The Company has been in the process of identifying and discussing strategic merger or acquisitions. The
Company will need to raise substantial additional capital to fund this strategy. The Company is seeking such additional funds through private equity or debt financing. There can be no assurance that such funding will be available on acceptance terms. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding.

Operation

The Company has not been active since November 2003.
The losses for the six months ended June 30, 2009 was $62,269 for consulting, accounting, filing, general and administrative expenses. There was no revenue for those periods stated above.

Plan of Operation and joint venture agreements

We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development of our projects.

On March 11, 2009, the Company had signed a Joint
Venture Development and Operating Agreement with
MLXjet, Inc and Mixed Media Corp, both of Vancouver
B.C.

The ownership and revenue interests of the Parties under this Joint Venture shall be a 60% (sixty percent) interest to FormCap and a 40% (forty percent) interest to MLXjet Inc. FormCap shall be the operator and/or manager of the JV Assets and the Joint Venture.


The Assets of MLXjet Assets and FormCap are to be owned and operated jointly as the Joint Venture. The
Joint Venture will develop the Business of MLXjet in Canada, United States and Mexico, in accordance with the MLX/FABUSEND business plan, and share the Revenues of the Joint Venture.

On July 17, 2009, FormCap announces cancellation of
Joint Venture agreement with MLXjet, Inc. and MLXjet
Media Corp.

On July 8, 2009, the Company had signed an option agreement with Morgan Creek Energy Corp. to acquire up to a 50% Working Interest (40.75% Net Revenue
Interest) in Morgan Creeks' approximately 13,000 acre entire Frio Draw Prospect located in Curry County, New
Mexico. Under the terms of the agreement, FormCap is required to drill and complete two mutually defined targets on the acreage to earn its interest.

Following the initial two wells, Morgan Creeks' management and land team will work with FormCap to establish additional targets on the Frio draw based on technical data and drill results. The two companies will jointly fund additional targets and have committed to a minimum five holes drill program in order to effectively test the Frio Draw.

Morgan Creek Energy Corp. is a natural resources exploration company engaged in the acquisition and development of strategic oil and natural gas properties.

Liquidity and Financial Resources

The Company remains in the development stage.
Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated repayment terms.


The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June
30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of June 30, 2009 was $57. We have accumulated operating losses of $7,286,268.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
The preparation of the financial statements requires the Company to make estimates and judgments that affect the reported amount of assets, liabilities, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
141, Business Combinations, and Statement of Financial
Accounting Standards No. 142, Goodwill and Other
Intangible Assets. They also issued Statement of
Financial Accounting Standards No. 143, Accounting for
Obligations Associated with the Retirement of Long-Lived
Assets, and Statement of Financial Accounting Standards
No. 144, Accounting for the Impairment or Disposal of

Long-Lived Assets, in August and October 2001, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38,
Accounting for Pre-acquisition Contingencies of
Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB
Opinion No. 17, Intangible Assets. The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset over its appraised value.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to Be Disposed Of (SFAS 121), and APB
Opinion No. 30, Reporting the Results of Operations--
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently
Occurring Events and Transactions. The provisions of
SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company records impairment losses on long lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount.
In such cases, the amount of the impairment is determined on the relative values of the impaired assets.

Financial Accounting Standards Board Interpretation No.
46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,
Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation
No. 46 did not have a material effect on the Company's financial statements.

SFAS No. 149, Amendment of Statement 133 on Derivative
Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133.
It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May
31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.
The impact of adoption of this statement is not expected to be significant.

In December 2004, the FASB issued SFAS 153, Exchanges of
Non-monetary Assets, an amendment of APB No. 29,
Accounting for Non-monetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement 123 (revised
2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock
Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.
It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains services in share-based payment transactions. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).


Item 3. Quantitative and Qualitative Disclosures About
Market Risk.

The Company at present does not engage in any business activities thus will not be subjected to any quantitative or qualitative influences to market risk.

Item 4T. Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2008 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II

Item 1.  Legal Proceedings.

On May 21, 2009, the Company received a Writ of Summons from Robert D. Holmes Law Corporation and Terrence E.
King Law Corporation, the "Plaintiffs" and William
McKay, Jupiter Capital Ltd., Jupiter Capital Ventures,
Inc., Barron Energy Corporation, Media Games Ltd.,
Brandgamz Marketing Inc., FormCap Corp. and Snap-Email,
Inc., the "Defendants". The claim against FormCap Corp.
in the amount of C$61,452.56 together with interest at the rate of 18% per annum thereon from and after October
1, 2007. On June 9, 2009, the Company's related parties

who took over the debt of the company as per the agreement dated November 7, 2006, have made a settlement with the "Plaintiffs" and have agreed to file a discontinuance of claims made against FormCap.

Item 1A. Risk Factors

The Company at present does not engage in any business activities thus will not be subjected to any risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 3, 2009, the Company entered into an agreement to issued 400,000 restricted shares in accordance with Regulation 144 of the United States
Securities Act at $0.10 per share with Black Hawk
Financial, Inc. for an aggregate amount of $40,000 for consultation services provided to the Company.

On March 3, 2009, 120,000,000 shares issued on October
16, 2007 on promissory notes were retired to treasury.

On May 11, 2009, 200,000 restricted shares issued on
March 3, 2009, with Black Hawk Financial, Inc. were retired to treasury.

On July 1, 2009, the Company entered into an agreement to issued 2,000,000 restricted shares in accordance with Regulation 144 of the United States Securities
Act at $0.10 per share with Duke Enterprises, LLC for an aggregate amount of $200,000 for consultation services provided to the Company.

On July 15, 2009, the Company entered into an agreement to issued 100,000 restricted shares in accordance with Regulation 144 of the United States
Securities Act at $0.10 per share with Metropolis
Acquisition Corporation for an aggregate amount of $10,000 for consultation services provided to the Company.

On July 21, 2009, the Company entered into an agreement to issued 500,000 restricted shares in accordance with Regulation 144 of the United States
Securities Act at $0.20 per share with Jim D. Romano for an aggregate amount of $100,000 for consultation services provided to the Company.

On July 21, 2009, the Company approved the issuance of 5,000,000 shares at $0.01 per share to settle amounts of $50,000 of debt due to a debtor of the Company.

On July 31, 2009, 5,000,000 shares issued on October
16, 2007 on promissory notes were retired to treasury.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security
Holders.

Not Applicable.

Item 5. Other Information.

None





Item 6.  Exhibits

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 20, 2009
                             FORMCAP CORP.


      			By: /S/ Graham Douglas

			       Graham Douglas
                            Chief Executive Officer
                                 & Director



      			By: /S/ Michael Lee

				Michael lee
			Chief Accounting Officer



Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham Douglas, Director and Chief Executive Officer of FormCap Corp.
 certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of FormCap Corp. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to providereasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated : August 20, 2009        Signature : /s/   Graham Douglas
                                           --------------------
                                              Graham Douglas
                                 Director and Chief Executive Officer











Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee,  Chief Accounting Officer of FormCap Corp.
 certify that :

1.  I have reviewed this Quarterly Report on Form 10-Q of FormCap Corp. ;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;

c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


    Dated : August 20, 2009        Signature : /s/   Michael Lee
                                                 ---------------
                                                     Michael Lee
                                             Chief Accounting Officer










EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                      /s/ Graham Douglas
                                          --------------
                                          Graham Douglas
                                    Chief Executive Officer

August 20, 2009









EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Michael Lee, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                         /s/ Michael Lee
                                          ----------------
                                             Michael Lee
                                           Chief Accounting Officer
August 20, 2009





