Form 10-K/A
period 2008-12-31
FORMCAP CORP.
filed 2009-11-03
CIK 1102709

FORMCAP CORP.



FORM 10-K/A
(Annual Report)




Filed November 2, 2009 for the year Ending 12/31/08



Address		50 WEST LIBERTY STREET
		SUITE 880
		RENO, NV 89501

Telephone	775-322-0626
CIK		0001102709
Symbol		FRMC
SIC Code	7372 - Prepackaged Software
Fiscal Year	12/31







UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR

(   ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 For the transition period from ______ to _____

Commission File Number : 0 - 28847

		FORMCAP CORP.
( Exact name of registrant as specified in its charter )

     Nevada                                         1006772219
-------------------------                    -------------------------
( State or other jurisdiction of           ( I.R.S. Empl. Ident. No. )
 incorporation or organization )

50 West Liberty Street, Suite 880, Reno, NV 89501
-------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

 775-322-0626
-----------------------------
( Issuer's telephone number )

Securities registered under Section 12(b) of the Exchange Act : None Securities registered under Section 12(b) of the Exchange Act : Common Stock,
                                                            $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  ( X )  NO  (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter ) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
 files).     Yes  (    )    No  (    )





Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's Knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12B-2 of the Exchange Act.
(Check one) :

Large accelerated filer (    )       Accelerated filer  (   )

Non-accelerated filer (    )    Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
(    )  Yes    ( X )  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $0.45 based upon the closing sales price of the Registrant's Common Stock as reported on the Over the Counter Bulletin Board of $1,772,918.

At June 30, 2009 the Registrant had outstanding 41,198,607 shares of common stock, $0.001 par value per share.








FORMCAP CORP.
FORM 10-K/A
For the Fiscal Year Ended December 31, 2008
TABLE OF CONTENTS

PART I								Page
Item 1	Business						1-4
Item 1A	Risk Factors						4-6
Item 1B	Unresolved Staff Comments				6
Item 2	Properties						7
Item 3	Legal Proceedings					7
Item 4	Submission of Matters to a Vote of			7
	Security Holders

PART II
Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities					7-11
Item 6	Selected Financial Data					12-13
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations			13-15
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk						15
Item 8	Financial Statements and Supplementary Data		16-32
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure			33
Item 9A	Controls and Procedures					33-34
Item 9B	Other Information					34

PART III
Item 10	Directors, Executive Officers and Corporate Governance	34
Item 11	Executive Compensation					35
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters		35
Item 13	Certain Relationships and Related Transactions, and
	Director Independence					35
Item 14	Principal Accounting Fees and Services			36

PART IV
Item 15	Exhibits and						37-43
	Signatures





   PART I

   This Annual Report on Form 10-K/A contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933,
Section 21E of the Securities Exchange Act of 1934, and the
Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of
Financial Condition and Results of Operations" and in other sections of this Form 10-K/A. Words such as "may," "will,"
"should," "could," "expect," "plan," "anticipate,"
"believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K/A. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

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


Item 1.  Business.

General

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $7,228,374 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

On September 25, 2009, the Company has received a letter from Morgan Creek Energy Corp. terminating the Option
Agreement between FormCap Corp. and Morgan Creek Energy
Corp. on the Frio Draw Prospect in New Mexico.

Item 1A.   Risk Factors

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN
NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.


Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE
FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY
MANAGEMENT.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Item 1B.  Unresolved Staff Comments

None




Item 2.  Properties

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

Item 4.  Submission of Matters to a Vote of Security
Holders

There were no matters submitted to a vote of security holders during the forth quarter of 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity
Securities
The Company's Common Stock is presently quoted on the National Association of Securities Dealers' Over-the-
Counter Bulletin Board and on the "Pink Sheets" under the symbol "FRMC".

As of December 31, 2008, the Company had approximately 86 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.
The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the Counter
Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

2007			High			Low

1st Quarter		0.60			0.60
2nd Quarter		0.80			0.60
3rd Quarter		0.60			0.60
4th Quarter		0.60			0.25

2008

1st Quarter		1.00			0.21
2nd Quarter		0.49			0.35
3rd Quarter		0.45			0.25
4th Quarter		0.23			0.05

As of December 31, 2008, there were 160,998,607 common shares issued and have approximately 86 shareholders on record. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.
The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

The Transfer Agent for the Company's Common Stock is
Presidents Stock Transfer, located at 900 - 850 West
Hastings Street, Vancouver, B.C. V6C 1E1 Canada.

Section 15(g) of the Securities Exchange Act of 1934:
The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities.
These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

RECENT SALES OF UNREGISTERED SECURITIES

On August 30, 2007, $57,000 of related parties debt of the Company was settled through the issuance of 57,000,000 common restrictive shares in accordance to Rule 144 under the Securities Act of 1933.

On October 12, 2007, the Company had authorized a reverse stock split of 200 to 1 for all of the issued and outstanding common stock.

On October 16, 2007, the Company issued 150,000,000 shares at $0.001 for $150,000 based upon promissory notes for the amount. Subsequently, 125,000,000 shares were retired to treasury in 2009.

On October 24, 2007, $100,000 of related parties debt of the Company was settled through the issuance of 10,000,000 common restrictive shares in accordance to Rule 144 under the Securities Act of 1933.

On May 5, 2008, 500,000 common shares at $0.01 were issued for cash to related parties of the company.
On March 3, 2009, the Company entered into an agreement to issued 400,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.10 per share with Black Hawk Financial, Inc. for an aggregate amount of $40,000 for consultation services provided to the Company.



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






Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the financial statements and the related notes included elsewhere in this Annual Reports on Form 10-K/A.
The statements of operations data for the years ended
December 31, 2008, 2007, 2006 and 2005 are derived from our financial statements.

			  Year Ended December 31
			2008	2007	2006	2005
Statements of
Operations Data
Total revenues		-	-	 -	  -
Expenses
General and
Administrative	        348      626    7,428	12,197
Consulting fees      60,000   15,000	 -	  -
Filing fees	      1,929    4,914  	 -	  -
Transfer agent
fees  		      2,549    5,143	 -	  -
Exchange
gain/loss		749	(88)	 -	  -
Legal fees	      6,583    1,500	 -	  -
Accounting fees      24,000    6,000	 -	  -
Audit fees	      9,000    4,500	 -	  -

Total expenses      105,158    37,595	7,428	12,197

Net income(loss)   (105,158)  (37,595) (7,428) (12,197)

Basic and diluted
Net loss per
Share		      (0.00)   (0.00)	(0.00)	(0.00)

Shares used in
Computing net
Income (loss)
Per share    160,828,744 33,404,758 42,709,162 42,709,162


     			   Year Ended December 31,
			2008	 2007     2006	  2005

Balance Sheets
Data :
Cash and cash
Equivalents		331     2,748	    242	      242
Working capital
(deficit)	   (888,222) (788,064) (907,469) (900,041)
Total assets	        331     5,448	    242       242
Total stockholders'
Equity(deficit)    (888,222) (788,064) (906,469) (900,041)


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company does not currently engage in any business activities that provide cash flow. The Company is currently in the development stage.



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

On September 25, 2009, the Company has received a letter from Morgan Creek Energy Corp. terminating the Option
Agreement between FormCap Corp. and Morgan Creek Energy
Corp. on the Frio Draw Prospect in New Mexico.


Results of Operations for the Years ended December 31,
2008.

The audited operating results and cash flows are presented for the year ended December 31, 2008 and 2007 and for the period of inception to December 31, 2008.

Revenues. There is no revenue for the year ended December
31, 2008 and 2007.

Operating Expenses. For the year ended December 31, 2008, we had total operating expenses of $105,158 as compared to $37,595 for the year ended December 31, 2007.

Consultation Fees. For the year ended December 31, 2008, we had consultation fees of $60,000 as compared to $15,000 for the year ended December 31, 2007.

Professional Fees. For the year ended December 31, 2008, we had audit fees of $9,000 as compared to $4,500 for the year ended December 31, 2007.



Net Loss. The net loss for the year ended December 31, 2008 was $105,158 as compared to $37,595 for the year ended
December 31, 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market
Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.


Item 8.  Financial Statements and Supplementary Data

FormCap Corp.

Index to Financial Statements

Contents						Pages

Auditors report						  16

Balance Sheets as of Dec 31, 2008 and 2007	  	  17

Statements of Operations for the year ended
Dec 31, 2008 and 2007 and for the period
April 10, 1991 (Inception) to Dec 31, 2008	          18

Statements of Stockholders' Equity for the
Year ended Dec 31, 2008					  19-23

Statements of Cash Flows for the year ended
Dec 31, 2008 and 2007 and for the period
April 10, 1991 (Inception) to Dec 31, 2008                24-25

Notes to Financial Statements  			          26-33



SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Formcap Corp. (formerly Gravitas International Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Formcap Corp. (formerly Gravitas International Inc.) (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007and since inception on April 10, 1991 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formcap Corp. (formerly Gravitas International Inc.) (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007and since inception on April 10, 1991 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $7,228,374, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 27, 2009


50 South Jones Blvd., Suite 202 las Vegas, NV 89107 Phone (888)727-8251
Fax: (888)782-2351





FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Balance Sheets As At December 31, 2008 and 2007
(U.S. Dollars )
(Audited)

						2008	   2007

Assets
 Current Assets
  Cash 					$        331       2,748
  Prepaid Expenses                	          -        2,700
   					     --------------------
Total Assets				$        331       5,448
					     --------------------

Liabilities
 Current Liabilities
  Accrued liabilities       		      12,300       4,500
  Related party accounts   (Note 4 )    $    741,253     654,012
  Royalty and license
  fees payable            (Note 5)           135,000     135,000
					    --------------------
Total Liabilities 		        $    888,553     793,512
				            --------------------

Stockholders' Equity (Deficit)
 Preferred stock, $0.001 par value
  Aurhorized 50,000,000 shares         	         -           -
 Common stock, $0.001 par value
  Authorized 200,000,000 shares
  160,998,607 shares issued and
  outstanding at December 31, 2008
  and 160,498,607 shares issued
  and outstanding at December 31, 2007  $    160,999     160,499
 Subscription notes receivable              (150,000)   (150,000)
 Additional paid-in capital                6,329,153   6,324,653
 Accumulated deficit                      (7,228,374) (7,123,216)
					   ---------------------
Total Stockholders' Equity (Deficit)    $   (888,222)   (788,064)
				           ---------------------

Total Liabilities and Stockholders'
(Deficit)  				$        331       5,448
					   ---------------------

The accompanying notes are an integral part of the financial statements.


FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statements Of Operations For The Year Ended December 31, 2008 and 2007 and for the period April 10, 1991 (Inception) to December 31, 2008 (U.S. Dollars )
(Audited)

					ended	 ended	 April 10, 1991
				         Year     Year      Inception
					Dec 31,  Dec 31,    to Dec 31,
					 2008     2007         2008

Revenue          			  -        -          321,889
Cost of sale                		  -        -          352,683
				     --------------------------------
Gross profit        			  -        -          (30,794)

Expenses
 General and administrative 	  $      348      626       4,509,443
 Consulting fees         	      60,000   15,000          75,000
 Transfer agent fees      	       2,549    5,143           7,693
 Filing fees        		       1,929    4,914           7,393
 Exchange gain/loss   			 749     (88)             661
 Legal fees          		       6,583    1,500           8,083
 Accounting fees       		      24,000    6,000          30,000
 Audit fees       		       9,000    4,500          13,500
 Research and development                 -        -          213,374
 Write off of notes receivable            -        -          201,152
 Write off of acquisition deposit         -        -          412,672
 Loss on sale of notes receivable         -        -          109,118
 Write off of prepaid licenses            -        -          103,753
 Inventory write off                      -        -           15,226
 Depreciation and armortization           -        -          153,432
 Royalty and licenses fee                 -        -          349,632
 				     --------------------------------
Total operating expenses 	  $  105,158   37,595       6,210,132

Operating loss    		    (105,158) (37,595)     (6,240,926)

Other Income (Expenses)
 Gain on settlement of debt               -        -           65,945
 Non cash financing expense               -        -         (222,697)
 Write off capital assets                 -        -          (95,105)
 Write off proprietary technology         -        -         (109,180)
 Other					  -        -         (246,749)
 Interest				  -        -         (379,662)

Total other income (expenses)             -        -         (987,448)
				     --------------------------------
Net loss for the year 		  $ (105,158) (37,595)     (7,228,374)
				     --------------------------------
Net loss per Common Share - Basic and
Diluted 			       (0.00)   (0.00)

Weighted average number of shares
outstanding 			  160,828,744  33,404,758


The accompanying notes are an integral part of the financial statements.




FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statements of Stockholders' Equity (Deficit)
For the period from inception (April 10, 1991) to December 31, 2008 (U.S. Dollars )
(Audited)

						Additional		Total
		Preferred	 Common           Paid-In    Accum. Stockholders'
		 Shares   Amount  Shares  Amount  Capital   Deficit    Equity

Balance
Dec 31,
1991		    -	     -      -       -         -        -          -
Balance
Dec 31,
1992		    -        -      -       -         -        -          -
Balance
Dec 31,
1993		    -        -      -       -         -        -          -
Net loss
for the year                                                 (5,000)    (5,000)
		--------------------------------------------------------------
Balance
Dec 31,
1994                -        -      -       -         -      (5,000)    (5,000)
Balance
Dec 31,
1995		    -        -      -       -         -        -          -
Balance
Dec 31,
1996		    -        -      -       -         -        -          -
Balance
Dec 31,
1997		    -        -      -       -         -        -          -
Issued for
service
rendered            -        -      334     -      5,000      -         5,000
Net loss
for the year   					             (33,441)  (33,441)
		---------------------------------------------------------------
Balance
Dec 31,
1998                -        -      334     -      5,000     (38,441)  (33,441)
Preferred
shares
for cash       300,000    3,000                                          3,000
Common
shares
for cash            -        -    2,969     3    673,048               673,051
Common
shares
for cash                             13     -     47,500                47,500
Common
shares
for cash            -        -      117     -         23                    23
Net loss
for the year 						   (705,213)  (705,213)
                ---------------------------------------------------------------
Balance
Dec 31,
1999           300,000   3,000    3,433      3    725,571  (743,654)   (15,080)
Common
shares
for cash                            248     -     150,000              150,000
Common
shares for
debt settlement                     810      1    735,628              735,629
Common
shares
for services                        104     -     115,000              115,000
Common
shares
for cash  			  1,460      2    629,998	       630,000
Common
shares
subscribed  		            975      1        193      (194)       -
Net loss
for the year 						 (1,361,851)(1,361,851)
                --------------------------------------------------------------
Balance
Dec 31,
2000 		300,000  3,000    7,030      7  2,356,390(2,105,699)   253,698
Common
shares
for cash                         65,070     65  1,300,935            1,301,000
Common
shares
issued
through
preferred
shares
conversion     (300,000)(3,000)   1,000      1      2,999                  -
Common
shares
for services                                       47,269               47,269
Common
shares
issued in
acquisition                       2,500      3    184,997              185,000
Net loss
for the year  						 (1,980,176) (1,980,176)
		  -------------------------------------------------------------
Balance
Dec 31,
2001               -       -     75,600     76  3,892,590(4,085,875)   (193,209)


The accompanying notes are an integral part of the financial statements.


					    Additional		      Total
				             Paid-In     Accum.    Stockholders'
			  Shares   Amount    Capital     Deficit      Equity

Bal Dec 31, 2001          75,600       76  3,892,590  (4,085,875)    (193,209)
Shares issued
for private placement      4,341        4    235,996                  236,000
Shares issued
for exercise of options    2,500        2    249,998                  250,000
Stock option compensation                    305,788                  305,788
Foreign currency translation                                          (12,008)
Net loss for the year 		         	       (1,587,454) (1,587,454)
                       -------------------------------------------------------
Bal Dec 31, 2002          82,441       82  4,684,372   (5,673,329) (1,000,883)
Shares issued
for private placement        545        1     16,329                   16,330
Shares issued, services    1,000        1     31,999                   32,000
Shares issued
for debt settlement       36,464       36    728,631                  728,667
Stock options
granted for services                           9,897                    9,897
Stock options granted
for debt settlement             	     421,417                  421,417
Stock option compensation                    134,167                  134,167
Foreign currency translation                                         (108,806)
Net loss for the year 				       (1,306,182) (1,185,368)
                      --------------------------------------------------------
Bal Dec 31, 2003         120,450      120  6,026,812   (6,979,511)   (952,579)
Shares issued
for debt settlement          750        1     49,999                   50,000
Shares issued
for professional fees      4,100        4 	 816		          820
Shares to balance    				 400                      400
Net loss for the year 				          (86,485)    (86,485)
		        ------------------------------------------------------
Bal Dec 31, 2004         125,300      125  6,078,027   (7,065,996)   (987,844)
stock option exercised    38,307       39        (39)			   -
Shares issued
for debt settlement       50,000       50     99,950                  100,000
Net loss for the year      			          (12,197)    (12,197)
		        ------------------------------------------------------
Balance Dec 31, 2005     213,607      214  6,177,938   (7,078,193)   (900,041)
Net loss for the year        				   (7,428)     (7,428)
			------------------------------------------------------
Balance Dec 31, 2006     213,607      214  6,177,938   (7,085,621)   (907,469)
Shares issued for debt
settlement,
Aug 30 @ $0.001          285,000      285     56,715                   57,000
Shares issued for
cash, Oct 16
at $0.001 	     150,000,000  150,000			       150,000
Subscription notes
receivable 			 (150,000)			      (150,000)
Shares issued for debt
Oct 24 at $0.01       10,000,000   10,000     90,000		       100,000
Net Loss for the year					   (37,595)    (37,595)
		        ------------------------------------------------------
Bal Dec 31, 2007 160,498,607   10,499  6,324,653   (7,123,216)   (788,064)
Shares issued for
cash, May 5 at $0.01     500,000      500      4,500                    5,000
Net loss for the year      				 (105,158)   (105,158)
			------------------------------------------------------
Balance Dec 31, 2008 160,998,607   10,999  6,329,153   (7,228,374)   (888,222)







 The accompanying notes are an integral part of the financial statements.


FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statements Of Cash Flows For The Year Ended December 31, 2008 and 2007 and for the period April 10, 1991 (Inception) to December 31, 2008 (U.S. Dollars )
(Audited)

					   Year	    Year 	Inception
					   ended    ended     April 10, 1991
					  Dec 31,   Dec 31,	to Dec 31,
					   2008      2007         2008

Cash Flows (Used In) Provided By :

Operating Activities
 Net Loss 			    $   (105,158)   (37,595)     (7,228,374)

Adjustments to reconcile net loss to
net cash used in operating activities
 Amortization					                    277,322
 Interest expense in connection with
 induced conversion				                    262,032
 Accrued interest converted to equity		                     16,348
 Amortization of deferred finance charges	                      1,364
 Gain / loss in exchange			                   (120,814)
 Write off on notes receivable   		                    201,152
 Gain on settlement of license payabl		                    (65,000)
 Write off acquisition deposit			                    412,672
 Impairment write off					            281,938
 Loss on sale of notes receivable		                    109,118
 Write off of prepaid licenses			                    103,753
 Write off of inventory				                     66,200
 Stock options issued for services		                    509,977

Changes in assets and liabilities
 Accounts receivable				                      3,203
 Inventories					                    (66,200)
 Prepaid expenses and other
 current assets         		   2,700      (2,700)      (109,531)
 Prepaid royalties					            (99,980)
 Accounts payable
 and accrued liabilities         	  12,300     (92,939)      (100,584)
 Royalty and license fees    		         		    196,765
 Related party payables                   82,741     (21,260)       491,191
 				        -----------------------------------
 Net cash used in operating activities    (7,417)   (154,494)    (4,857,448)
					-----------------------------------
Investing Activities
 Acquisition deposits					           (431,000)
 Principal payments on notes receivable			             44,117
 Notes receivable advances			                   (701,152)
 Proceeds from sale of notes receivable			            350,000
 Loan from shareholders				                    600,000
 Principal payments on loan from shareholders		           (600,000)
 Purchase of capital assets			                   (104,880)
 Capitalized software expenditures		                   (135,181)
 					-----------------------------------
 Net cash used in investing activities       -           -         (978,096)
					-----------------------------------
Financing Activities
 Advances from related parties				            569,529
 Stock issued for debt settlement       	      157,000     1,458,304
 Proceeds from long-term obligations		                    361,800
 Proceeds from sale of preferred stock		                      3,000
 Promissory for issuance of stock      		     (150,000)     (150,000)
 Proceeds from sale of common stock
 and stock options         		   5,000      150,000     3,593,242
 					-----------------------------------
 Net cash provided by
 financing activities       		   5,000      157,000     5,835,875
					-----------------------------------

Increase/ (Decrease) in Cash              (2,417)       2,506           331

Cash, beginning				   2,748	  242		331
  					-----------------------------------
Cash, ending			   $         331        2,748           331
					-----------------------------------




The accompanying notes are an integral part of the financial statements.




FORMCAP CORP.
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
December 31, 2008
(U.S. Dollars )
(Audited)

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.
Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $7,228,374 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.
Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year.
Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

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

Note 3. Common Stock

For the Year Ended December 31, 2008

On May 5, 2008, 500,000 common shares at $0.01 were issued for cash to related parties of the company.

For the Year Ended December 31, 2007

On August 30, 2007, $57,000 of related parties debt of the Company was settled through the issuance of 57,000,000 common restrictive shares in accordance to Rule 144 under the Securities Act of 1933.

On October 1, 2007, Presidents Corporate Group Inc. and
FormCap Corp. signed a consulting services agreement for a five year term. Upon satisfactory performance of the consultant at the end of the five years term, the consultant will be granted a Bonus of 100,000 shares of the company's stock. Additional, the consultant will be granted stock option for 100,000 shares for which a strike price has not yet been determined. As no strike price has been determined, the options have no intrinsic value.

On October 12, 2007, the Company had authorized a reverse stock split of 200 to 1 for all of the issued and outstanding common stock.


On October 16, 2007, the Company issued 150,000,000 shares at $0.001 for $150,000 based upon promissory notes for the amount.

On October 24, 2007, $100,000 of related parties debt of the Company was settled through the issuance of 10,000,000 common restrictive shares in accordance to Rule 144 under the Securities Act of 1933.

Note 4. Related Party Accounts

On December 31, 2008, $741,253 was due to several individuals and corporations related to the Company.
These amounts bear no interest and are due on demand, the Company recorded no imputed interest on these borrowings.

Note 5. Royalty and License Fees Payable

The Company had $135,000 in outstanding license fees payable as at December 31, 2007 and 2008 and is in default in these agreements on December 31, 2002. The Company is is no longer in this line of business and since no legal action was taken against the company, the company is considering of writing off the stated amount in November
2009.

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

The company has fully impaired any deferred tax asset due to the improbability of future taxable earnings.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.
 Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2008, are effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Annual Report on Internal Control over Financial
Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the "Exchange Act"). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in
Internal Control-Integrated Framework.


This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2008, our internal control over financial reporting is effective.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.


PART III

Item 10.  Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance.

Directors and Executive Officers

The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

	Name				Title

Graham Douglas		President, Secretary, Treasurer and
Director

Notes:

On August 24, 2007, Jeffrey Dashefsky was appointed as the
President, CEO and Director of the company. Mr. Dashefsky resigned as the President, Secretary, Treasurer and Director of the company on April 29, 2009.

On April 29, 2009, Graham Douglas was appointed as President,
Secretary, Treasurer and Director of the company.


Item 11.  Executive Compensation

None

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

The following table sets forth, as of June 30, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.


As of June 30, 2009, there were 41,198,607 shares of common stock outstanding.

				Amount and Nature
Name and			 of Beneficial		Percentage
Address				   Ownership		 of class

Graham Douglas			 1,100,000		2.67
Condominium 6
118 Calle Hortencia
Col Amapas,
Puerto Vallarta,
Mexico 48380

Ecom Capital Corp.		30,000,000		72.82
1407 Edificio
Century Tower
Avenue Ricardo J. Alvaro,
Tumba Muerto,
Panama, Republic of Panama


Item 13.  Certain Relationships and Related Transactions, and
Director Independence.

None

Item 14.  Principal Accountant Fees and Services.


Audit Fees . Audit fees expected to be billed to us by for the audit of financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2008 and 2007 are approximately $9,000 and $4,500, respectively. These fees include auditing fees and review of quarterly financial statements for the fiscal years ended December 31, 2008 and 2007 respectively.



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

Dated:  October 27, 2009
                                   FORMCAP CORP.

      				By: /S/ Graham Douglas
				---------------------
       				    Graham Douglas
                                    Chief Executive Officer
                                     & Director



      				By: /S/ Michael Lee
				-------------------
				    Michael lee
				Chief Accounting Officer






Exhibit 31.01

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham Douglas, Director and Chief Executive Officer of FormCap Corp.
 certify that :

1. I have reviewed this Annual Report on Form 10-K of FormCap Corp. ;

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


Dated : October 27, 2009        Signature : /s/   Graham Douglas
                                        --------------------
                                               Graham Douglas
                             Director and Chief Executive Officer





Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael Lee,  Chief Accounting Officer of FormCap Corp.
 certify that :

1. I have reviewed this Annual Report on Form 10-K of FormCap Corp.;

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


Dated : October 27, 2009        Signature : /s/   Michael Lee
                                     ------------------------
                                             Michael Lee
                                      Chief Accounting Officer





EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FormCap Corp.
(the "Company") on Form 10-K/A for the year ended December 31,
2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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

                               /s/ Graham Douglas
                             ----------------------
                                 Graham Douglas
                           Chief Executive Officer

October 27, 2009






EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of FormCap Corp.
(the "Company") on Form 10-K/A for the year ended December 31,
2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

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

                            /s/ Michael Lee
                              -------------
                               Michael Lee
                          Chief Accounting Officer
October 27, 2009










