Form 10-Q
period 2009-09-30
FORMCAP CORP.
filed 2009-11-23
CIK 1102709

FORMCAP CORP.



FORM 10-Q
(Quarterly Report)




Filed November 23, 2009 for the Period Ending 09/30/09



	Address		50 WEST LIBERTY STREET
			SUITE 880
			RENO, NV 89501

	Telephone	775-322-0626
	CIK		0001102709
	Symbol		FRMC
	SIC Code	7372 - Prepackaged Software
	Fiscal Year	12/31


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number : 0 - 28847

FORMCAP CORP.
( Exact name of registrant as specified in its charter )

    Nevada                                  1006772219
----------------------------------  -------------------------
( State or other jurisdiction of    ( I.R.S. Empl. Ident. No. )
  incorporation or organization )

50 West Liberty Street, Suite 880, Reno, NV 89501
 ------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

 775-322-0626
----------------------------------
( Issuer's telephone number )


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


 Large accelerated filer (    )       Accelerated filer  (   )

 Non-accelerated filer (    )    Smaller reporting company  ( X )

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). (    )  Yes    ( X )  No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.001 par value, was 43,798,607 as of September 30, 2009.








































      FORMCAP CORP.
FORM 10-Q
For the Period Ended September 30, 2009
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 					Pages

Item 1.	Financial Statements  ..........			1 - 12

Item 2.	Management's Discussion and Analysis of
        Financial Condition  And Results of Operations...	13 - 16

Item 3.	Quantitative and Qualitative Disclosures
        About  Market Risk.... 					16

Item 4T.Controls and Procedures.............			17

PART II

Item 1.	Legal Proceedings................			17

Item 1A.Risk Factors................				18

Item 2.	Unregistered Sales of Equity Securities and
        Use of Proceeds..					18 - 19

Item 3.	Defaults Upon Senior Securities......... 		19

Item 4.	Submission of Matters to a Vote of Security Holders... 	19

Item 5.	Other Information.............				19

Item 6.	Exhibits and Certifications...........			20 - 26










Part 1. Item 1.  Financial Statements

 FORMCAP CORP.
 								     Page No.

Balance Sheets as at September 30, 2009  and December 31, 2008		1

Statements of Operations
For the three months and nine months ended
September 30, 2009 and 2008	 and for the period April 10, 1991
(Inception) to September 30, 2009					2

Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008 and
for the period from April 10, 1991 (Inception)
to September 30, 2009							3 - 4

Notes to Financial Statements						5 - 12












FORMCAP CORP.
(Formerly : Gravitas International, Inc.)
(A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2009
(Stated in US Dollars)







FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Balance Sheets As At September 30, 2009 and December 31, 2008
(U.S. Dollars )

						Unaudited 	Audited
						 Sept. 30,	Dec 31,
						   2009           2008

Assets
  Current Assets
   Cash  				$            67            331
   Prepaid Consulting Services (Note 6)         100,000            -
					      ------------------------
Total Current Assets				100,067		   331
  Non Current Assets
   Prepaid Consulting Services (Note 6)          75,000            -
					      ------------------------
Total Assets  				$       175,067            331
					      ------------------------

Liabilities
  Current Liabilities
   Accounts payable and accrued liabilities       7,155         12,300
   Related party accounts  (Note 4)     $       853,914        741,253
   Royalty and license fees
   payable          (Note 5)                    135,000        135,000
Loan Payable        				 60,059            -
					      ------------------------
Total Liabilities  			$     1,056,128        888,553
					      ------------------------

Stockholders' Equity (Deficit)
   Preferred stock, $0.001 par value
   Authorized 50,000,000 shares,none issued         -              -
   Common stock, $0.001 par value
      Authorized 200,000,000 shares
     43,798,607 shares issued and
     outstanding at Sept. 30, 2009
     and 160,998,607 shares issued
     and outstanding at
     December 31, 2008			$        43,799        160,999
   Subscription notes receivable                (25,000)      (150,000)
   Additional paid-in capital                 6,651,353      6,329,153
   Accumulated deficit                       (7,551,213)    (7,228,374)
					      ------------------------
Total Stockholders' Equity (Deficit)    $      (881,061)      (888,222)
					      ------------------------
Total Liabilities and Stockholders'
 (Deficit)				$       175,067            331
					      ------------------------



The accompanying notes are an integral part of the financial statements.




FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statements Of Operations for the three months and nine months ended September 30, 2009 and 2008 and for the period April 10, 1991 (Inception) to September 30, 2009
(U.S. Dollars )
(Unaudited)

								   Inception
       			      For the 3 months  For the 9 months April 10, 1991
         			ended Sept. 30,   ended Sept 30,  to Sept. 30,
 			       2009     2008      2009     2008        2009

Revenue                          -        -         -        -        321,889
Cost of sale                     -        -         -        -        352,683
			      -----------------------------------------------
Gross profit                     -        -         -        -        (30,794)
			      -----------------------------------------------
Expenses
 General and
 administrative           $    9,608      202    10,092      313    4,519,535
 Consulting fees             130,000   15,000   180,000   45,000      255,000
 Transfer agent fees           3,172      500     5,033    2,134       12,726
 Filing fees                   2,524      683     2,563    1,663        9,956
 Exchange gain/loss               95       69        68       32          729
 Legal fees                    2,583      -       2,583      -         10,666
 Accounting fees               6,000    6,000    18,000   18,000       48,000
 Audit fees                    1,500    1,500     4,500    4,500       18,000
 Research and development        -        -         -        -        213,374
 Write off of notes receivable   -        -         -        -        201,152
 Write off of acquisition
 deposit                     100,000      -     100,000      -        512,672
 Loss on sale of notes
 receivable                      -        -         -        -        109,118
 Write off of prepaid licenses   -        -         -        -        103,753
 Inventory write off             -        -         -        -         15,226
 Depreciation and amortization   -        -         -        -        153,432
 Royalty and licenses fee        -        -         -        -        349,632
			     ------------------------------------------------
Total operating expenses  $  255,482   23,954   322,839   71,642    6,532,971
			     ------------------------------------------------
Operating loss             (255,482)  (23,954) (322,839) (71,642)) (6,563,765)
Other Income (Expenses)
 Gain on settlement of debt     -         -         -        -         65,945
 Non cash financing expense     -         -         -        -       (222,697)
 Write off capital assets       -         -         -        -        (95,105)
 Write off proprietary
 technology                     -         -         -        -       (109,180)
 Other                          -         -         -        -       (246,749)
 Interest                       -         -         -        -       (379,662)
			     ------------------------------------------------
Total other income (expenses)   -         -         -        -       (987,448)
			     ------------------------------------------------
Net loss for the year     $(255,482)  (23,954) (322,839) (71,642)  (7,551,213)
			     ------------------------------------------------

Net loss per Common Share
 - Basic and Diluted          (0.01)    (0.00)    (0.00)   (0.00)

Weighted average number
of shares outstanding    44,250,781 160,998,607 69,046,226 160,770,505



The accompanying notes are an integral part of the financial statements.



FORMCAP CORP
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Statements Of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period April 10, 1991 (Inception) to September 30, 2009
(U.S. Dollars )
(Unaudited)

								   Inception
        				 For the nine months    April 10, 1991
					    ended Sept. 30,      to Sept. 30,
					   2009       2008           2009
Cash Flows (Used In) Provided By :
Operating Activities
 Net Loss 			     $  (322,839)   (71,642)      (7,551,213)
 Adjustments to reconcile net
 loss to net cash used
 in operating activities
  Amortization                               -          -            277,322
  Interest expense in connection
  with induced conversion                    -          -            262,032
  Accrued interest converted to equity       -          -             16,348
  Amortization of deferred finance charges   -          -              1,364
  Gain / loss in exchange                    -          -           (120,814)
  Write off on notes receivable              -          -            201,152
  Gain on settlement of license payable      -          -            (65,000)
  Write off acquisition deposits         100,000       -             512,672
  Impairment write off                       -          -            281,938
  Loss on sale of notes receivable           -          -            109,118
  Write off of prepaid licenses              -          -            103,753
  Write off of inventory                     -          -             66,200
  Stock options issued for services          -          -            509,977
Changes in assets and liabilities
  Accounts receivable                        -          -              3,203
  Inventories                                -          -            (66,200)
  Prepaid expenses and other
  current assets                        (175,000)     2,700         (284,531)
  Prepaid royalties                          -          -            (99,980)
  Accounts payable and accrued
  liabilities                            (10,023)    (3,786)        (110,607)
  Royalty and license fees                   -          -            196,765
  Related party payables                 117,539     65,405          608,730
					------------------------------------
Net cash used in operating activities   (290,323)    (7,323)      (5,147,771)
					------------------------------------
Investing Activities
  Acquisition deposits			(100,000)	           (331,000)
  Principal payments on notes receivable		             44,117
  Notes receivable advances				           (701,152)
  Proceeds from sale of notes receivable                            350,000
  Loan payable                            60,059                     60,059
  Loan from shareholders                                            600,000
  Principal payments on loan
  from shareholders					           (600,000)
  Purchase of capital assets                                       (104,880)
  Capitalized software expenditures                                (135,181)
					-----------------------------------
Net cash used in investing activities    (39,941)        -       (1,018,037)
					-----------------------------------
Financing Activities
 Advances from related parties				            569,529
 Stock issued for debt settlement                        -        1,458,304
 Proceeds from long-term obligations			            361,800
 Proceeds from sale of preferred stock                                3,000
 Promissory for issuance of stock        125,000         -          (25,000)
 Proceeds from sale of common
 stock and stock options                 205,000       5,000      3,798,242
					-----------------------------------
Net cash provided by financing
activities 			         330,000       5,000      6,165,875
					-----------------------------------

Increase/(Decrease) in Cash                 (264)     (2,323)            67
Cash, beginning                              331       2,748            -
					-----------------------------------
Cash, ending                          $       67         425             67
					-----------------------------------

The accompanying notes are an integral part of the financial statements.


FORMCAP CORP.
(FORMERLY : GRAVITAS INTERNATIONAL, INC.)
(a development stage company)
Notes To The Financial Statements
September 30, 2009
(U.S. Dollars )
(Unaudited)


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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At
September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $7,551,213 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.


The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by related party advances, however there is no assurance that this additional funding is adequate and further funding may be necessary.

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

The Company is a development stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

FASB ASC (Accounting Standards Codification) 718 "Stock
Compensation" requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FASB ASC 718 "Stock
Compensation" also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions.
For small business filers, FASB ASC 718 "Stock
Compensation" is effective for interim or annual periods beginning after December 15, 2005. The Company adopted the guidance in FASB ASC 718 "Stock Compensation" on October
1, 2007.


(e)	Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with FASB ASC 830 "Foreign Currency
Matters". Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed.
Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.



(f)	Basic and Diluted Loss Per Share

The Company presents of both basic and diluted earnings per share ("EPS") on the face of the income statement.
Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year.
Diluted EPS gives effect to all dilative potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilative potential common shares if their effect is anti dilative.

(g)	Income Taxes

The Company follows FASB ASC 740 "Income Taxes", which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carry amounts of existing assets and liabilities and loss carry forwards and their respective tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.


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

Note 3. Common Stock

For The Nine Months Ended September 30, 2009

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

On July 15, 2009, the Company entered into an agreement to issued 500,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.10 per share with Jim D. Romano for an aggregate amount of $50,000 for consultation services provided to the Company.

On July 21, 2009, the Company approved the issuance of 5,000,000 shares at $0.01 per share to settle amounts of $50,000 of debt due to a debtor of the Company.

On July 31, 2009, 5,000,000 shares issued on October 16,
2007 on promissory notes were retired to treasury.

Note 4. Related Party Accounts

On September 30, 2009, $853,914 was due to several individuals and corporations related to the Company through ownership. These amounts bear no interest and are due on demand; the Company recorded no imputed interest on these borrowings.

Note 5. Royalty and License Fees Payable

The Company had $135,000 in outstanding license fees


payable as at December 31, 2007 and 2008 and is in default in these agreements on December 31, 2002. The company is no longer in this line of business and since no legal action was taken against the company, the company is considering of writing off the stated amount in November 2009.

Note 6. Prepaid Consulting Services

On July 1, 2009, the Company issued 2,000,000 restricted shares, at $0.10 per share, to Duke Enterprises for consulting services to be performed over the following two years. Because the shares were issued in advance of receipt of services, the Company recognized an asset, Prepaid Consulting Services, with a value of $200,000. As of September 30, 2009, $25,000 of this asset has already been expensed. $100,000 of this asset will be consumed within the next year, and is classified as current, whereas the remaining $75,000 is classified as non-current.

Note 7. Income Taxes

The Company provides for income taxes under FASB ASC 740
"Income Taxes". FASB ASC 740 "Income Taxes" requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

The company has fully impaired any deferred tax asset due to the improbability of future taxable earnings.

Note 8. Subsequent Events

(a)	On October 15, 2009, the Registrant (the "Borrower")
and Rich Investments Ltd. (the "Lender") signed a Loan
Agreement (the "Loan Agreement").

The Lender has agreed to advance to the Borrower by way of loan, and the Borrower has agreed to borrow from the Lender, the sum of USD$400,000 (the "Principal Sum") on the terms and conditions set forth in the Loan Agreement.

The Principal Sum will bear interest at the rate of 12% per annum calculated semi annually, not in advance from the date of advance of the Principal Sum provided however that, notwithstanding the foregoing rate of interest and the date of repayment of the Principal Sum, a minimum of USD$12,000 (the "Minimum Interest") will be payable by the Borrower to the Lender on account of interest on the Principal Sum.

The Lender shall be entitled to, at anytime during the term of this Loan Agreement before repayment of the Principal Sum and by notice in writing to the Borrower without special form, convert the outstanding Principal
Sum of 400,000 units of the Borrower, each such unit consisting of one (1) fully paid common share in the capital of the Borrower and one (1) purchase warrant for a further free-trading common share exerciseable at USD$0.35 for a period of two (2) years from the issuance of the warrant.

The Principal Sum, together with all accrued but unpaid interest, is repayable by the Borrower to the Lender on or before April 15, 2010 (the "Due Date").

(b)	On August 28, 2009, the Registrant and Calderan
Ventures Ltd. (collective the "Borrower") and Leare
Developments Ltd. (the "Lender") signed a Loan Agreement
(the "Loan Agreement").

The Lender has agreed to advance to the Borrower by way of loan, and the Borrower has agreed to borrow from the Lender, the sum of USD$60,000 (the "Principal Sum") on the terms and conditions set forth in the Loan Agreement.

The Principal Sum will bear interest at 12% per annum compounded annually, not in advance, such interest to accrue and to be paid on the due date.








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

Operation

The Company has not been active since November 2003.
The losses for the nine months ended September 30, 2009 was $322,839 for consulting, accounting, filing, writing off of acquisition deposit, general and administrative expenses. There was no revenue for those periods stated above.

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

On September 21, 2009, Morgan Creek Energy Corp.
issued a letter terminating the option agreement signed on July 8, 2009 as FormCap is unable to meet the payment requirements within the Option Period provided.

Liquidity and Financial Resources

The Company remains in the development stage.
Operations were financed through advances and loans from directors and related parties. The directors and related parties have also advanced funds into the Company to cover cash flow deficiencies. These advances have no stated repayment terms.



The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At
September 30, 2009, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2009 was $67. We have accumulated operating losses of $7,551,213.

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

On July 15, 2009, the Company entered into an agreement to issued 500,000 restricted shares in accordance with Regulation 144 of the United States Securities Act at
$0.10 per share with Jim D. Romano for an aggregate amount of $50,000 for consultation services provided to the Company.





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

Dated:  November 23, 2009

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


    Dated : November 23, 2009

	 Signature : /s/   Graham Douglas
                        ------------------
                           Graham Douglas
             Director and Chief Executive Officer














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


    Dated : November 23, 2009

   Signature : /s/   Michael Lee
               -------------------
                     Michael Lee
                Chief Accounting Officer
















EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

 (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                       /s/ Graham Douglas
                        ------------------
                           Graham Douglas
                         Chief Executive Officer

November 23, 2009
















EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Michael Lee, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

November 23, 2009
















