Form 10-K
period 2009-12-31
FORMCAP CORP.
filed 2010-07-27
CIK 1102709

FORMCAP CORP.



FORM 10-K
(Annual Report)




Filed July 27, 2010 for the year Ending 12/31/09



	Address		50 WEST LIBERTY STREET
			SUITE 880
			RENO, NV 89501

	Telephone	888-777-8777

	CIK		0001102709

	Symbol		FRMC

	SIC Code	7372 - Prepackaged Software

	Fiscal Year	12/31











UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
December 31, 2009.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from
__________ to ___________

Commission File Number : 0-28847

FORM CAP CORP.
(formerly Gravitas International, Inc.)
(Exact name of registrant as specified in its charter)



	Nevada					 1006772219
(State or other jurisdiction			(IRS Employer
of incorporation or organization)	     Identification No.)

50 West Liberty Street, Suite 880, Reno, NV 89501
(Address of principal executive offices, including zip code)

888-777-8777
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known
seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes (  )   No ( X )




Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes
(   )  No ( X )

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

Indicate by check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  (  ) 	Accelerated filer (  )

Non-accelerated filer (  )	Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).
Yes (  )   No ( X )

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $1,892,274 based upon the closing sales price of the Registrant's Common Stock as reported on the Over-the-Counter Bulletin Board of $0.10

At July 22, 2010, the Company had outstanding of 44,438,607 shares of Common Stock, $0.001 par value per share.

















FORM CAP CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2009

TABLE OF CONTENTS

PART I									Page

Item 1	Business							8
Item 1A	Risk Factors							8-10
Item 1B	Unresolved Staff Comments					10
Item 2	Properties							10
Item 3	Legal Proceedings						10
Item 4	Submission of Matters to a Vote of				11
	Security Holders

PART II

Item 5	Market for Registrant's Common Equity, Related
	Stockholder Matters and Issuer Purchases of
	Equity Securities						11-14
Item 6	Selected Financial Data						14
Item 7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations				14-16
Item 7A	Quantitative and Qualitative Disclosures About
	Market Risk							16
Item 8	Financial Statements and Supplementary Data			16-34
Item 9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure				35
Item 9A	Controls and Procedures						35-36
Item 9B	Other Information						36

PART III

Item 10	Directors, Executive Officers and Corporate Governance		36
Item 11	Executive Compensation						36
Item 12 Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters			37
Item 13	Certain Relationships and Related Transactions, and
	Director Independence						37
Item 14	Principal Accounting Fees and Services				38

PART IV
Item 15	Exhibits and signatures						38





   PART I

   This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-K. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.
   Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in
Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.



Item 1. Business

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $10,854,205 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company's ability to continue as a going concern.


The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has obtained additional funds by related party's advances and loans from third parties; however there is no assurance that this additional funding is adequate and further funding may be necessary.

On October 20, 2009, the company acquired 4,800 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.

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

On October 20, 2009, the company acquired 4,800 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.

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

As the Company has no recent operating history or revenue and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company does not own any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

On October 20, 2009, the company acquired 4,800 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.

Item 3.  Legal Proceedings

On May 21, 2009, the Company received a Writ of Summons from Robert D. Holmes Law Corporation and Terrence E. King Law Corporation, the "Plaintiffs" and William McKay, Jupiter Capital Ltd., Jupiter Capital Ventures, Inc., Barron Energy Corporation, Media Games Ltd., Brandgamz Marketing Inc., FormCap Corp. and Snap-Email, Inc., the "Defendants". The claim against FormCap Corp. in the amount of C$61,452.56 together with interest at the rate of 18% per annum thereon from and after October 1, 2007. On June 9, 2009, the Company's related parties who took over the debt of the company as per the agreement dated November 7, 2006, have made a settlement with the "Plaintiffs" and have agreed to file a discontinuance of claims made against FormCap. On March 23, 2010, the company received document regarding notice of discontinuance of proceeding in the Supreme Court of British Columbia.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities
The Company's Common Stock is presently quoted on the National
Association of Securities Dealers' Over-the-Counter Bulletin
Board and on the "Pink Sheets" under the symbol "FRMC".

As of December 31, 2009, the Company had approximately 112 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.
The table below reflects the high and low "bid" and "ask" quotations for the Company's Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the Counter Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

	2009			High			Low

1st Quarter			0.31			0.03
2nd Quarter			0.30			0.026
3rd Quarter			0.32			0.08
4th Quarter			0.45			0.24

	2008

1st Quarter			1.00			0.21
2nd Quarter			0.49			0.35
3rd Quarter			0.45			0.25
4th Quarter			0.23			0.05

As of December 31, 2009, there were 44,438,607 common shares issued and have approximately 112 shareholders on record. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the

Company is unable to determine the exact number of beneficial owners of its common stock.
The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors. The Transfer Agent for the Company's Common Stock is Presidents Stock Transfer, located at 900 - 850 West Hastings Street, Vancouver, B.C. V6C 1E1 Canada.
Section 15(g) of the Securities Exchange Act of 1934:
The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this
Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company's securities and also may affect your ability to sell your shares in the secondary market.

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

On October 16, 2009, 500,000 shares at $0.10 per share were issued to Calderan Ventures, Ltd. as finders fee as per the agreements dated October 5, 2009.

On October 20, 2009, 80,000 shares at $0.25 per share were issued Tim Earle as finders fee as per the agreements dated
October 5, 2009.

On October 21, 2009, the Company approved the issuance of 8,000,000 shares for the settlement of related party accounts of $614,743 which was due to several individuals and corporations related to the Company.

On October 22, 2009, 8,000,000 shares issued on October 16, 2007 on promissory notes were retired to treasury.

On December 15, 2009, 60,000 shares at $0.25 per share were issued for cash.

Item 6. Selected Financial Data.

Not applicable.

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

Overview

The Company does not currently engage in any business activities that provide cash flow. The Company is currently in the exploration stage.

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

On October 20, 2009, the company acquired 4,800 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.


Results of Operations for the Years ended December 31, 2009.
The audited operating results and cash flows are presented for the year ended December 31, 2009 and 2008 and for the period of inception to December 31, 2009.
Revenues. There is no revenue for the year ended December 31, 2009 and 2008.
Operating Expenses. For the year ended December 31, 2009, we had total operating expenses of $717,925 as compared to $105,158 for the year ended December 31, 2008.
Consultation Fees. For the year ended December 31, 2009, we had consultation fees of $265,000 as compared to $60,000 for the year ended December 31, 2008.
Professional Fees. For the year ended December 31, 2009, we had audit fees of $10,500 as compared to $9,000 for the year ended December 31, 2008.
Loss on extinguishment of debt. For the year ended December 31, 2009, we had loss on extinguishment of debt of $2,895,256 due to difference of share price of debt conversion and FMV of stock at time of conversion.
Net Loss. The net loss for the year ended December 31, 2009 was $3,625,831 as compared to $105,158 for the year ended December 31, 2008.
Item 7A. Quantitative and Qualitative Disclosures About Market
Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.






Item 8.  Financial Statements and Supplementary Data


FormCap Corp.

Index to Financial Statements

Contents							Pages

Auditors reports						19-20

Balance Sheets as of Dec 31, 2009 and 2008	  		21

Statements of Operations for the year ended
Dec 31, 2009 and 2008 and for the period
April 10, 1991 (Inception) to Dec 31, 2009	  		22

Statements of Stockholders' Equity for the
Year ended Dec 31, 2009					  	23-25

Statements of Cash Flows for the year ended
Dec 31, 2009 and 2008 and for the period
April 10, 1991 (Inception) to Dec 31, 2009     			26-27

Notes to Financial Statements  			  		28-34













FORMCAP CORP.
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

December 31, 2009 and 2008













FORMCAP CORP.
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)

TABLE OF CONTENTS

									Page

Audit Report of Independent Accountants					19-20

Balance Sheets - December 31, 2009 and 2008				21

Statements of Operations for the years ended
December 31, 2009 and 2008						22

Statements of Stockholder's Equity (Deficit) for
the years ended December 31, 2009 and 2008				23-25

Statements of Cash Flows for the years ended
December 31, 2009 and 2008						26-27

Notes to Financial Statements						28-34















SADLER, GIBB & ASSOCIATES, L.L.C.


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
FormCap Corp. (formerly Gravitas International Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of FormCap Corp. (formerly Gravitas International Inc.) as of December 31, 2009, and the related statements of income, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of FormCap Corp. (formerly Gravitas International Inc.) as of December 31, 2008 and since inception on April 10, 1991 through December 31, 2008, were audited by other auditors whose report dated October 27, 2009 and expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the auditsto obtain reasonable assurance about whether the financial statements arefree of material misstatement.The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of FormCap Corp. (formerly Gravitas International Inc.) as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note3 to the financial statements, the Company had losses from operations of $717,925, an accumulated deficit of $10,854,205 and working capital deficit of $655,054 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



       SADLER, GIBB AND ASSOCIATES, LLC

       Salt Lake City, UT
       July 12, 2010



SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
FormCap Corp. (formerly Gravitas International Inc.)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of FormCap Corp. (formerly Gravitas International Inc.) (An Exploration Stage Company) as of December 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FormCap Corp. (formerly Gravitas International
Inc.) (An Exploration Stage Company) as of December 31,
2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenues and has had significant losses from operations.
These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
October 27, 2009


50 South Jones Blvd., Suite 202 las Vegas, NV 89107 Phone
(888)727-8251 Fax: (888)782-2351






FORMCAP CORP
(FORMERLY : Gravitas International, Inc.)
(An Exploration Stage Company)
BALANCE SHEETS


						December 31,	December 31,
 						    2009           2008

ASSETS

CURRENT ASSETS
 Cash					     $       1,357   $         331
 Prepaid expenses			           157,898              -
						___________________________
Total Current Assets				   159,255             331
						___________________________

OIL AND GAS LEASE RIGHTS                           250,000              -
						___________________________

TOTAL ASSETS				     $     409,255   $         331
						___________________________


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable and accrued liabilities    $       5,000   $      12,300
 Related party payables                            266,747         741,253
 Royalty and license fees payable                  135,000         135,000
 Notes payable, net of discount		           407,562              -
						___________________________
Total Current Liabilities                          814,309         888,553
						___________________________

TOTAL LIABILITIES				   814,309         888,553
						___________________________


STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock, 50,000,000 shares authorized
  at par value $0.001, no shares
  issued and outstanding                                -               -
 Common stock, 200,000,000 shares authorized
  at par value $0.001; 44,438,607 and
  160,998,607 shares issued and outstanding,
  respectively                                      44,439         160,999
 Stock subscription  receivable                    (17,000)       (150,000)
 Additional paid-in capital                     10,421,712       6,329,153
 Deficit accumulated during the
  exploration stage                            (10,854,205)     (7,228,374)
						___________________________
Total Stockholders' Equity (Deficit)              (405,054)       (888,222)
						___________________________
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)              $     409,255   $         331
						___________________________



The accompanying notes are an integral part of these financial statements.








FORMCAP CORP
(FORMERLY : Gravitas International, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS


								       From
								   Inception on
					For the Years Ended       April 10, 1991
				            December 31,            to Dec 31,
 					2009           2008           2009
				    ___________________________________________

REVENUE                            $         -     $         -    $     321,889
COST OF SALES                                -               -          352,683
				    ___________________________________________
GROSS MARGIN                                 -               -          (30,794)

OPERATING EXPENSES

 Consulting fees                        265,000          60,000         340,000
 Loss on impairment of assets		100,000		     -        1,146,206
 Financing expenses                     261,500              -          730,946
 General and administrative expenses     91,425          45,158       5,384,636
				    ___________________________________________
Total Operating Expenses                717,925         105,158       7,601,788
				    ___________________________________________

LOSS FROM OPERATIONS		       (717,925)       (105,158)     (7,632,582)

OTHER INCOME AND (EXPENSES)

 Interest expense			(12,650)             -         (392,312)
 Loss on settlement of debt          (2,895,256)             -       (2,829,311)
				    ___________________________________________
Total Other Income and (Expenses)    (2,907,906)             -       (3,221,623)
				    ___________________________________________

LOSS BEFORE INCOME TAXES             (3,625,831)       (105,158)    (10,854,205)
PROVISION FOR INCOME TAXES                   -               -               -
				    ___________________________________________

NET LOSS                           $ (3,625,831)   $   (105,158)  $ (10,854,205)
				    ___________________________________________


BASIC AND DILUTED LOSS
 PER COMMON SHARE		  $      (0.06)    $      (0.00)


BASIC AND DILUTED WEIGHTED AVERAGE
 NUMBER OF COMMON SHARES
 OUTSTANDING			     63,173,840      160,828,744




The accompanying notes are an integral part of these financial statements.












FORMCAP CORP
(FORMERLY : Gravitas International, Inc.)
(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the period from inception April 10, 1991 to December 31, 2009


	                		 Preferred               Common
				_______________________  ______________________
 				   Shares       Amount     Shares       Amount
				_______________________________________________

Balance, December 31, 1991            -    $        -          -    $       -
				_______________________________________________

Balance, December 31, 1992            -             -          -            -
				_______________________________________________

Balance, December 31, 1993            -             -          -            -

Net loss for the year ended
  December 31, 1994                   -             -          -            -
				_______________________________________________

Balance, December 31, 1994            -             -          -            -
				_______________________________________________

Balance, December 31, 1995            -             -          -            -
				_______________________________________________

Balance, December 31, 1996            -             -          -            -
				_______________________________________________

Balance, December 31, 1997            -             -          -            -
				_______________________________________________

Common stock issued for services      -             -         334           -

Net loss for the year ended
  December 31, 1998                   -             -          -            -
				_______________________________________________

Balance, December 31, 1998            -             -         334           -

Preferred stock issued for cash
  at $0.01 per share             300,000           300         -            -

Common stock issued for cash          -             -       3,099            3

Net loss for the year ended
  December 31, 1999                   -             -          -            -
				_______________________________________________

Balance, December 31, 1999       300,000  $        300      3,433  $         3
				_______________________________________________

Common stock issued for cash          -             -       1,708            2

Common stock issued for debt
settlement                            -             -         810            1

Common stock issued for services      -             -         104           -

Common shares subscribed              -             -         975            1

Net loss for the year ended
  December 31, 2000                   -             -          -            -
				_______________________________________________
Balance, December 31, 2000       300,000           300      7,030            7

Common stock issued for cash          -              -     65,070           65

Common shares issued through
 preferred stock conversion     (300,000)         (300)     1,000            1

Common stock issued for services      -             -          -            -

Common stock issued in acquisition    -             -       2,500            3

Net loss for the year ended
  December 31, 2001                   -             -          -            -
				_______________________________________________

Balance, December 31, 2001            -             -      75,600           76



					   Deficit
					Accumulated
	    Stock         Additional    During the        Total
         Subscription      Paid-In      Exploration     Stockholders'
          Receivable       Capital         Stage       Equity (Deficit)
	__________________________________________________________

        $        -    $         -     $        -    $          -
	__________________________________________________________

                 -              -              -               -
	__________________________________________________________

                 -              -              -               -


                 -              -          (5,000)         (5,000)
	__________________________________________________________

                 -              -          (5,000)         (5,000)
	__________________________________________________________

                 -              -          (5,000)         (5,000)
	__________________________________________________________

                 -              -          (5,000)         (5,000)
	__________________________________________________________

                 -              -          (5,000)         (5,000)

                 -           5,000             -            5,000

                 -              -         (33,441)        (33,441)
	__________________________________________________________

                 -           5,000        (38,441)        (33,441)

	                     2,700             -            3,000

                 -         720,571             -          720,574

                 -              -        (705,213)       (705,213)
	__________________________________________________________

        $        -    $    728,271   $   (743,654)  $     (15,080)

                 -         779,998             -          780,000

                 -         735,628             -          735,629

                 -         115,000             -          115,000

                 -             193           (194)             -

                 -              -      (1,361,851)     (1,361,851)
	__________________________________________________________

                 -       2,359,090     (2,105,699)        253,698

                 -       1,300,935             -        1,301,000

                 -             299             -               -

                 -          47,269             -           47,269

                 -         184,997             -          185,000

                 -              -      (1,980,176)     (1,980,176)
	__________________________________________________________

        $        -   $   3,892,590  $  (4,085,875)  $    (193,209)



The accompanying notes are an integral part of these financial statements.







					 Preferred 	         Common
				 ______________________  _____________________
			    	    Shares      Amount     Shares      Amount
				 _____________________________________________

Balance, December 31, 2001	       -    $       -      75,600   $      76

Shares issued for private placement    -            -       4,341           4

Shares issued for exercise of options  -            -       2,500           2

Stock option compensation              -            -          -           -

Net loss for the year ended
  December 31, 2002                    -            -          -           -
				 _____________________________________________

Balance, December 31, 2002             -            -      82,441          82

Shares issued for private placement    -            -         545           1

Shares issued for services             -            -       1,000           1

Shares issued for debt settlement      -            -      36,464          36

Stock options granted for services     -            -          -           -

Stock options granted for debt
settlement                             -            -          -           -

Stock option compensation              -            -          -           -

Net loss for the year ended
  December 31, 2003                    -            -          -           -
				 _____________________________________________

Balance, December 31, 2003             -            -     120,450         120

Shares issued for debt settlement      -            -         750           1

Shares issued for professional fees    -            -       4,100           4

Net loss for the year ended
  December 31, 2004                    -            -          -           -
				 _____________________________________________

Balance, December 31, 2004             -            -     125,300         125

Stock options exercised                -            -      38,307          39

Shares issued for debt settlement      -            -      50,000          50

Net loss for the year ended
  December 31, 2005                    -            -          -           -
				______________________________________________

Balance, December 31, 2005             -            -     213,607         214

Net loss for the year ended
  December 31, 2006                    -            -          -           -
				______________________________________________

Balance, December 31, 2006             -            -     213,607         214

Shares issued for debt settlement
  at $0.001 to $0.01 per share         -            -  10,285,000      10,285

Shares issued for cash
at $0.001 per share                    -            - 150,000,000     150,000

Net loss for the year ended
  December 31, 2007                    -            -          -           -
				______________________________________________

Balance, December 31, 2007            -            -   160,498,607    160,499


					 Deficit
				      Accumulated
	   Stock	Additional     During the	  Total
	Subscription	 Paid-in      Exploration      Shareholders'
	 Receivable	 Capital         Stage        Equity (Deficit)
	__________________________________________________________

        $       -    $  3,892,590   $  (4,085,875)   $    (193,209)

	        -         235,996              -           236,000

                -         249,998              -           250,000

                -         305,788              -           305,788


                -              -       (1,599,462)      (1,599,462)
	__________________________________________________________

                -       4,684,372      (5,685,337)      (1,000,883)

                -          16,329              -            16,330

                -          31,999              -            32,000

                -         728,631              -           728,667


                -           9,897              -             9,897

                -         421,417              -           421,417

                -         134,167              -           134,167


                -              -       (1,294,174)      (1,294,174)
	__________________________________________________________

                -       6,026,812      (6,979,511)        (952,579)

                -          49,999              -            50,000

                -           1,216              -             1,220


                -              -          (86,485)         (86,485)
	__________________________________________________________

                -       6,078,027      (7,065,996)        (987,844)

	        -	      (39)	       -                -

	        -	   99,950	       -	   100,000


	        -	       -          (12,197)	   (12,197)
	__________________________________________________________

		-	6,177,938      (7,078,193)	  (900,041)


		-	       -	   (7,428)	    (7,428)
	__________________________________________________________

		-	6,177,938	(7,085,621)	  (907,469)


		-	  146,715		-	   157,000


	  (150,000)	       -	        -		-


		-	       -	   (37,595)	   (37,595)
	__________________________________________________________

        $ (150,000)  $  6,324,653    $  (7,123,216)   $   (788,064)


The accompanying notes are an integral part of these financial statements.






				       Preferred	       Common
		               _______________________  __________________________
				Shares       Amount       Shares        Amount
			       ___________________________________________________

Balance, December 31, 2007         -    $       -     160,498,607  $     160,499

Shares issued for cash
at $0.01 per share                 -            -         500,000            500

Net loss for the year ended
December 31, 2008                  -            -              -              -
			       ___________________________________________________

Balance, December 31, 2008         -            -     160,998,607        160,999

Common stock issued
 for consulting services
 at $0.10 to $0.20 per share       -            -       2,800,000          2,800

Common stock issued for finder
fees at $0.10 to $0.20 per share   -            -         580,000            580

Common stock issued for cash
at $0.25 per share                 -            -          60,000             60

Conversion of notes payable
at $0.01 to $0.07685 per share     -            -      13,000,000         13,000

Value of beneficial conversion
feature of notes payable           -            -              -              -

Cancellation of common
shares related to
subscription receivable            -            -    (133,000,000)     (133,000)

Net loss for the year ended
 December 31, 2009                 -            -              -              -
			      ____________________________________________________

Balance, December 31, 2009         -    $       -      44,438,607  $      44,439
			      ____________________________________________________





					   Deficit
					 Accumulated
	    Stock	  Additional     During the	     Total
    	Subscription	   Paid-in	 Exploration	  Stockholders'
	 Receivable	   Capital	   Stage	 Equity (Deficit)
	_______________________________________________________________

        $  (150,000)  $   6,324,653   $  (7,123,216)   $     (788,064)


                 -            4,500              -              5,000


                 -               -         (105,158)         (105,158)
	______________________________________________________________

           (150,000)      6,329,153      (7,228,374)         (888,222)



                 -          297,200              -            300,000


                 -          173,420              -            174,000


                 -           14,940              -             15,000


                 -        3,546,999              -          3,559,999


                 -           60,000              -             60,000



            133,000              -               -                 -


                 -               -       (3,625,831)       (3,625,831)
	_____________________________________________________________

        $   (17,000)  $  10,421,712   $ (10,854,205)   $     (405,054)
	_____________________________________________________________




The accompanying notes are an integral part of the financial statements.








FORMCAP CORP.
(an exploration stage company)
Statements of Cash Flows

								     From Inception
  								      on April 10,
         			         For the Years Ended	       1991 to
				            December 31,	       December 31,
				        2009	         2008	          2009
				      _____________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		         $ (3,625,831)   $    (105,158)   $    (10,854,205)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization of prepaid
 expenses	                       65,000 		    - 	            66,364
Amortization of beneficial
 conversion feature		        5,096 		    - 		     5,096
Depreciation and amortization		   - 		    - 		   277,322
Common stock and options
 issued for services		      264,000 	            - 		   773,977
Loss on impairment of assets	      100,000 		    - 		 1,174,833
Loss on settlement of debt	    2,895,256 		    - 		 4,154,908
Interest expense in connection
 with induced conversion		   - 		    - 		   262,032
Foreign currency exchange		   - 		    - 		  (120,814)
Changes to operating assets
 and liabilities:
Accounts receivable			   - 		    - 		     3,203
Inventories			           - 		    - 		   (66,200)
Prepaid expenses and other
 current assets			         (898)		 2,700 		  (110,429)
Prepaid royalties 			   - 		    - 		   (99,980)
Accounts payable and accrued
 liabilities			       (7,300)		12,300 		  (107,884)
Royalty and license fees		   - 		    - 		   196,765
				     ______________________________________________
Net Cash Used in Operating
 Activities			     (304,677)	       (90,158)	        (4,445,012)
				     ______________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of capital assets	     (100,000)		    - 		  (104,880)
Acquisition deposits			   - 		    - 		  (431,000)
Purchase of oil and gas lease	     (250,000)		    - 		  (250,000)
Capitalized software expenditures          - 		    - 		  (135,181)
Principal payments on notes
 receivable				   - 		    - 		    44,117
Notes receivable advances		   - 		    - 		  (701,152)
Proceeds from sale of notes
 receivable				   - 		    - 		   350,000
				     ______________________________________________
Net Cash Used in Investing
Activities			     (350,000)		    - 		(1,228,096)
				     ______________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party
 payables			      220,032 		82,741 		 1,880,752
Repayments of related party
 payables			      (29,795)		    - 		  (629,795)
Proceeds from notes payable           450,466 		    - 		   812,266
Proceeds from the sale of
 preferred stock			   - 		    - 		     3,000
Proceeds from the sale of
common stock and stock options	       15,000 		 5,000 		 3,608,242
				     ______________________________________________
Net Cash Provided by Financing
Activities			      655,703 		87,741 		 5,674,465
				     ______________________________________________


NET INCREASE (DECREASE) IN CASH		1,026 		(2,417)		     1,357
CASH AT BEGINNING OF PERIOD	          331 		 2,748 			-
				     ______________________________________________
CASH AT END OF PERIOD		  $	1,357 	 $	   331 	    $	     1,357
				     _______________________________________________


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
 Interest			  $    12,650 	 $	    - 	    $	    12,650
 Income taxes			  $	   - 	 $	    - 	    $	        -

NON CASH FINANCING ACTIVITIES:
 Common stock issued for
  prepaid expenses		  $   210,000 	 $	    - 	    $	   210,000
 Conversion of related party
  payables to common stock	  $ 3,559,999 	 $	    - 	    $	 3,559,999




The accompanying notes are an integral part of these financial statements.




NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may differ from these estimates.

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2008 as well as the inception column of the financial statements have been reclassified to conform to the presentation in the December
31, 2009 financial statements.

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reportable amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Exploration Stage Company
The Company is an exploration stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company's exploration stage activities.

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of December 31, 2009 and 2008, respectively. Basic earnings per share for the years ended December 31, 2009 and 2008 are as follows:








NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


						Years ended December 31,
						_______________________
						   2009		 2008
						_______________________
Net loss applicable to common
shareholders				$     (3,625,831)  $   (105,158)
Weighted average shares outstanding           63,173,840    160,828,744
						_______________________
Basic and diluted earnings per share    $          (0.06)  $      (0.00)
						_______________________


Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value or either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company's common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended December 31, 2009 and 2008.

Long-Lived Assets

In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Oil and Gas Properties

In accordance with ASC 932, the Company follows the successful efforts method of accounting for its oil and gas activities. Accordingly, the costs associated with developmental oil and gas properties are capitalized and recovered using units of production cost depletion method. Exploratory cost, including the cost of exploratory dry holes and related geological and geophysical cost are charged as current expense. In instances where the status of a well is indeterminable at the end of the year, it is the Company's practice to capitalize these costs as oil and gas properties, until such time as the outcome of drilling becomes known to the Company. Wells cannot remain in a status of indeterminable for a period greater than twelve months.



NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

For accounts receivable, accounts payable, accrued liabilities, current portion of long-term debt and long-term debt, the carrying amounts of these financial instruments approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

ASC 718 "Stock Compensation" requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 "Stock Compensation" also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, ASC 718 "Stock Compensation" is effective for interim or annual periods beginning after December 15, 2005. The Company adopted the guidance in ASC 718 "Stock Compensation" on October 1, 2007.

Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830 "Foreign Currency Matters". Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the year.

Income Taxes

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

The Company adopted ASC 740, at the beginning of fiscal year
2008. This interpretation requires recognition and measurement of uncertain tax positions using a "more-likely-than-not" approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company's financial statements.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.





NOTE 3 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2009, the Company had losses from operations of $3,625,831 during the year ended December 31, 2009, an accumulated deficit of $10,854,205, and working capital deficit of $655,054 as of December 31, 2009, of which cast substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plans include obtaining additional funds by related party advances to put its oil properties into production; however there is no assurance that this additional funding is adequate and further funding may be necessary.

NOTE 4 - PREPAID CONSULTING SERVICES

On July 1, 2009, the Company issued 2,100,000 restricted shares, at $0.10 per share, for consulting services to be performed over the following two to three years. Because the shares were issued in advance of receipt of services, the Company recognized the $210,000 value as a prepaid expense. As of December 31, 2009, $60,000 of this asset has been expensed.

NOTE 5 - PROPERTY AND EQUIPMENT

On October 20, 2009, the Company acquired 4,800 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000. The Company states its property and equipment at cost. Amortization is to be computed based on units of production. As of December 31, 2009, no production has taken place and thus no amortization has been recorded.

NOTE 6 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of December 31, 2009 and 2008 the Company owed $266,747 and $741,253, respectively. These amounts bear no interest, are not collateralized, and are due on demand.

During the year ended December 31, 2009, the Company reached an agreement to settle $664,743 in related party notes payable in exchange for 13,000,000 shares of the Company's Common Stock. This conversion was based on conversion prices ranging from $0.01 to $0.077 per share. The fair market value of the shares exchanged totaled $3,559,999 (based on the market price of $0.32 per share on the day on exchange) and therefore the Company recognized a loss on the extinguishment of debt for the $2,895,256 difference between the fair market value of the stock and the carrying value of the debt.
NOTE 7 - ROYALTY AND LICENSE FEE PAYABLE

The Company had $135,000 in outstanding license fees payable and is in default in these agreements on December 31, 2009.
The Company is no longer in this line of business

NOTE 8 - COMMON STOCK

The Company has two classes of stock authorized as of December 31, 2009. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2009 and 2008, respectively. The Company also has 200,000,000 shares of Common Stock authorized with 44,438,607 and 160,988,607 shares issued and outstanding as of December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008 the Company had the following issuances of common stock:

During the year ended December 31, 2008, the Company issued
500,000 shares of its Common Stock for cash at $0.01 per share for proceeds of $5,000.

During the year ended December 31, 2009, the Company issued
60,000 shares of its Common Stock for cash at $0.25 per share for proceeds of $15,000.

During the year ended December 31, 2009, the Company issued
13,000,000 to convert $3,559,999 in notes payable.

During the year ended December 31, 2009, the Company issued
3,380,000 shares of its Common Stock for consulting services and finder's fees valued at $474,000.

During the year ended December 31, 2009, the Company cancelled
133,000,000 shares of Common Stock related to the stock subscription receivable.

NOTE 9 - NOTES PAYABLE

On August 28, 2009, the Company signed a promissory note for $60,000. The note bears interest at 12% per annum and is due along with the principle balance on October 30, 2009. The loan is subject to minimum interest of $1,200 if prepayment is made. The note is secured by 250,000 shares of the Company's common stock held by a related party. In connection with the loan, the Company agreed to a $5,000 loan processing fee to be paid in cash or 20,000 shares of the Company's Common Stock. The Company has recorded this obligation within its accounts payable.

On October 29, 2009 the due date of the loan was extended to August 31, 2010. In exchange for the extension, the Company agreed to amend the note and make it convertible into units at a price of $0.25 per unit. Each unit is to consist of one common share and one share purchase warrant with an exercise price of $0.35 and a maturity of two years.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the






NOTE 9 - NOTES PAYABLE (CONTINUED)

value of the options included in the units, the BCF was valued at $60,000. The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.97% (based on the US Treasury note yield), two year maturity, volatility of 871% (based on the historical performance of the Company's stock), and a strike price of $0.35.

In accordance with ASC 470, the Company is amortizing the BCF over the one year term of the note. As of December 31, 2009 the Company has recognized $5,096 of interest expense related to the beneficial conversion feature resulting in a carrying value of $5,096 as of December 31, 2009. As of December 31, 2009 the Company also recognized $2,466 in interest expense related to this note.

On October 15, 2009, the Company signed a promissory note for $400,000. The note bears interest at 12% per annum and is due along with the principle balance on April 15, 2010. The loan is subject to minimum interest of $12,000 if prepayment is made. The minimum interest was prepaid and deducted from the gross proceeds of the note and is recoded as prepaid interest which in amortized over the life of the loan as interest expense. The note is secured by a general security interest in the property of the Company. In connection with the loan, the Company agreed to a $37,500 loan processing fee to be paid in cash or 150,000 shares of the Company's Common Stock. The processing fee has been recorded as a related party payable to a related party who helped facilitate the loan.

The lender shall be entitled to, at anytime during the term of this Loan Agreement before repayment of the Principal Sum and by notice in writing to the Company, convert the outstanding Principal Sum to 400,000 units of the Company, each such unit consisting of one common share and one share purchase warrant with an exercise price of $0.35 and a maturity of two years.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that no beneficial conversion feature (BCF) exists. As of December 31, 2009 the Company has recognized $5,000 in interest expense related to this note through the amortization of the prepaid interest.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.97% (based on the US Treasury note yield), two year maturity, volatility of 871% (based on the historical performance of the Company's stock), and a strike price of $0.35.

NOTE 10 - INCOME TAXES

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the


NOTE 10 - INCOME TAXES (CONTINUED)

differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

						December 31, 	December 31,
						   2009	           2008
						___________________________
Income tax expense at statutory rate     $     (1,414,074)  $       (41,012)
Common stock and warrants issued
 for services					  184,860                -
Loss on extinguishment of debt                  1,129,150                -
Impairment of assets                               39,000                -
Amortization of beneficial conversion feature       1,987                -
Valuation allowance                                59,077            41,012
						___________________________
Income tax expense per books             $             -    $            -
						___________________________

Net deferred tax assets consist of the following components as of:

						December 31,	 December 31,
						    2009	    2008
						____________________________
NOL carryover			         $      2,090,241   $      2,031,164
Valuation allowance                            (2,090,241)        (2,031,164)
						____________________________
Net deferred tax asset			 $             -    $             -
						____________________________


Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $5,359,592 through 2029, for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.


NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through July 9, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements besides those included below.

On May 17, 2010, the Company signed an addendum to the each of the loan agreements. The first addendum applies the $400,000 note payable to extend the due date for repayment of the principal sum of the loan, together with all accrued but unpaid interest, for an additional 6 months from April 15, 2010 to October 15, 2010. The extension included a $20,000 extension fee and a modification of the conversion terms. The conversion terms were modified to lower the conversion price from $1.00 per unit (as defined in Note 9) to $0.10 and exercise price of the warrant from $0.35 to $0.15 per share.

The second addendum applies to the $60,000 note payable and modifies the deemed price of the convertible unit (defined in Note 8) to $0.10 per unit to a maximum of 600,000 fully paid units and lowered the exercise price of the warrants from $0.35 to $0.15 per share.












Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below
Management's Annual Report on Internal Control over
Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act
Rule 13a-15(e)) as of December 31, 2009, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway
Commission (COSO) in Internal Control-Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.
Management concluded in this assessment that as of December
31, 2009, our internal control over financial reporting is effective.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the fourth quarter of our 2009 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance.

Directors and Executive Officers

The following table furnishes the information concerning
Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

	Name					Title

Terry Fields	President, Secretary, Treasurer and
Director
Notes:

On August 24, 2007, Jeffrey Dashefsky was appointed as the
President, CEO and Director of the company. Mr. Dashefsky resigned as the President, Secretary, Treasurer and Director of the company on April 29, 2009.

On April 29, 2009, Graham Douglas was appointed as
President, Secretary, Treasurer and Director of the company.

On May 18, 2010, Graham Douglas resigned the position of
President, Treasurer, Secretary and Director and Terry R.
Fields was appointed to the above positions.

Item 11.  Executive Compensation

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of December 31, 2009, there were 44,438,607 shares of common stock outstanding.

				Amount and Nature
Name and			 of Beneficial		Percentage
Address				   Ownership		 of class

Graham Douglas			100,000	  Director	    0.23%
Condominium 6
118 Calle Hortencia Col
Amapas Puerto Vallarta
Mexico 48380

Presidents Financial           2,265,00	  Shareholder	    5.10%
Corporation
430-5190 Neil Road
Reno, NV 89502
USA

Ecom Capital Corp.	      7,000,000	  Shareholder	   15.76%
1407 Edificio
Century Tower
Avenue Ricardo J. Alvaro,
Tumba Muerto,
Panama, Republic of Panama



Sofiane Group, Ltd	      3,000,000	  Shareholder	    6.75%
35a Regent Street
Belize City
Belize


Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.  Principal Accountant Fees and Services.

Audit Fees. Audit fees expected to be billed to us by for the audit of financial statements included in our Annual
Reports on Form 10-K for the years ended December 31, 2009 and 2008 are approximately $10,500 and $9,000, respectively. These fees include auditing fees and review of quarterly financial statements for the fiscal years ended December 31, 2009 and 2008 respectively.














PART 1V

Item 15.  Exhibits

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

Dated:  July 22, 2010

FORMCAP CORP.

By: /S/ Terry Fields
        Terry Fields
   Chief Executive Officer
      & Director