Form 10-Q
period 2010-03-31
FORMCAP CORP.
filed 2010-10-26
CIK 1102709

FORMCAP CORP.

FORM 10-Q
(Quarterly Report)
Filed October 26, 2010 for the Period Ending 03/31/10
	Address		50 WEST LIBERTY STREET
			SUITE 880
			RENO, NV 89501

	Telephone	888-777-8777
	CIK		0001102709
	Symbol		FRMC
	SIC Code	7372 - Prepackaged Software
	Fiscal Year	12/31

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

OR

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES   EXCHANGE ACT OF 1934 For the
transition period from __________ to ________

Commission File Number : 0 - 28847

FORMCAP CORP.
(Formerly Gravitas International, Inc.)
( Exact name of registrant as specified in its charter )

Nevada                                  1006772219
-----------------------------     ---------------------
( State or other                   ( I.R.S. Empl.
  jurisdiction of incorporation      Ident. No.)
  or organization)

50 West Liberty Street, Suite 880, Reno, NV 89501
-------------------------------------------------
(Address of principal executive offices) (Zip Code)

888-777-8777
---------------------------
(Issuer's telephone number)

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

Non-accelerated filer   ( )   Smaller reporting company(X)

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
   (    )  Yes    ( X )  No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.001 par value, was 44,938,607 as of October 20, 2010.



FORMCAP CORP.
FORM 10-Q
For the Period Ended March 31, 2010
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 		             Pages

Item 1.	Financial Statements 			     6 - 17

Item 2.	Management's Discussion and Analysis of
      Financial Condition  And Results of Operations18 - 19

Item 3.	Quantitative and Qualitative Disclosures
      About  Market Risk	 	            19

Item 4T.	Controls and Procedures	            19

PART II

Item 1.	Legal Proceedings			    20

Item 1A.Risk Factors			            20 - 21

Item 2.	Unregistered Sales of Equity Securities and
      Use of Proceeds				    21 - 22

Item 3.	Defaults Upon Senior Securities		    22

Item 4.	Submission of Matters to a Vote of Security
Holders                                             22

Item 5.	Other Information			    22

Item 6.	Exhibits				    24 - 29


Part 1. Item 1.  Financial Statements

FORMCAP CORP.
                                                    Page No.
Balance Sheets as at March 31, 2010
  and December 31, 2009                              6

Statements of Operations for the three months
  March 31, 2010 and 2009 and for the period
  April 10, 1991(Inception) to March 31, 2010	     7

Statements of Stockholders' Deficit	             8 - 9

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from April 10, 1991 (Inception) to March 31, 2010 10 - 11

Notes to Financial Statements			    12 - 17



FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Balance Sheets (Unaudited)

ASSETS
                                 March 31,       December 31,
                                   2010             2009
                            ---------------    --------------
                               (Unaudited)
CURRENT ASSETS
Cash                        $            -     $        1,357
Prepaid expenses                   126,000            157,898
                            --------------     --------------
Total Current Assets               126,000            159,255
                            --------------     --------------
OIL AND GAS LEASE RIGHTS           250,000            250,000
                            --------------     --------------
TOTAL ASSETS                $      376,000     $      409,255
                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued
 liabilities                $       17,577     $        5,000
Bank overdraft                       4,337                  -
Related party payables             315,285            266,747
Royalty and license fees payable   135,000            135,000
Notes payable, net of discount     430,000            407,562
                             --------------     -------------
Total Current Liabilities          902,199            814,309
                             --------------     -------------

TOTAL LIABILITIES                  902,199           814,309
                             --------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares
 authorized at par value of $0.001,
 no shares issued and outstanding        -                 -

Common stock, 200,000,000 shares
 authorized at par value of $0.001;
 44,938,607 and 44,438,607 shares
 issued and outstanding,
 respectively                       44,939            44,439

Stock subscription receivable      (17,000)          (17,000)

Additional paid-in capital      10,571,212        10,421,712

Deficit accumulated during
 the exploration stage         (11,125,350)      (10,854,205)
                             ---------------    -------------
Total Stockholders'
 Equity (Deficit)                 (526,199)         (405,054)
                             ---------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)           $      376,000      $    409,255
                             ===============    =============

The accompanying notes are an integral part of these financial statements.



FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Statements of Operations (Unaudited)
                                                From Inception
                              For the            on April 10,
                          Three Months Ended         1991 to
                             March 31,              March 31,
                           2010     2009               2010
                       ---------------------  ----------------
REVENUES               $      -  $        -    $       321,889
COST OF SALES                 -           -            352,683
                       ---------------------  ----------------
GROSS MARGIN                  -           -            (30,794)
                       ---------------------  ----------------

OPERATING EXPENSES
Consulting fees         205,000      55,000            545,000
Loss on impairment
 of assets                    -           -          1,146,206
Financing expenses        3,000           -            733,946
General and administrative
 Expenses                18,630       6,215          5,403,266
                         ------------------          ---------
Total Operating Expenses226,630      61,215          7,828,418
                         ------------------          ---------
LOSS FROM OPERATIONS   (226,630)    (61,215)        (7,859,212)
                         ------------------          ---------
OTHER INCOME AND (EXPENSE)
   Interest expense     (44,515)          -           (436,827)
Loss on settlement
 of debt                      -           -         (2,829,311)
                         ------------------          ----------
Total Other Income
 and (Expense)          (44,515)          -         (3,266,138)
                         ------------------          ----------
LOSS BEFORE
 INCOME TAXES          (271,145)    (61,215)       (11,125,350)
                         ------------------         ----------

NET LOSS              $(271,145)  $ (61,215)      $(11,125,350)
                      =====================       =============

BASIC AND DILUTED
 NET LOSS
 PER COMMON SHARE     $   (0.01)  $   (0.00)
                         ===================

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING         44,710,829  122,460,829
                     =======================

The accompanying notes are an integral part of these financial statements.



FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Statements of Stockholders Equity (Deficit) (Unaudited)



				 	      Additional           Total
	       Preferred  	 Common       Paid-In   Accum.  Stockholders'
             Shares  Amount  Shares   Amount  Capital   Deficit   Equity

Balance
Dec 31,
1991                             -        -         -        -          -

Balance
Dec 31,
1992                             -        -         -        -          -

Balance
Dec 31,
1993                             -        -         -        -          -
Net loss
for the year                                             (5,000)    (5,000)
	  ________________________________________________________________
Balance
Dec 31,
1994                             -        -         -    (5,000)    (5,000)

Balance
Dec 31,
1995                             -        -         -        -          -

Balance
Dec 31,
1996                             -        -         -        -          -

Balance
Dec 31,
1997                             -        -         -        -          -
Issued for
service
rendered                        334       -      5,000               5,000
Net loss
for the year                                            (33,441)   (33,441)
	  ________________________________________________________________
Balance
Dec 31,
1998                            334       -      5,000  (38,441)   (33,441)
Preferred
shares
for cash    300,000  3,000                                            3,000
Common
shares
for cash                      2,969       3   673,048               673,051
Common
shares
for cash                         13      -     47,500                47,500
Common
shares
for cash                        117      -         23                    23
Net loss
for the year                                            (705,213)  (705,213)
	   ________________________________________________________________
Balance
Dec 31,
1999        300,000  3,000    3,433       3   725,571   (743,654)   (15,080)
Common
shares
for cash                        248      -    150,000               150,000
Common
shares for
debt
settlement                      810       1   735,628               735,629
Common
shares
for services                    104      -    115,000               115,000
Common
shares
for cash                      1,460       2   629,998               630,000
Common
shares
subscribed                      975       1       193       (194)        -
Net loss
for the year                                          (1,361,851)(1,361,851)
	  _________________________________________________________________
Balance
Dec 31,
2000       300,000  3,000     7,030       7 2,356,390 (2,105,699)   253,698

Common
shares
for cash                     65,070      65 1,300,935             1,301,000
Common
shares
issued
through
preferred
shares
conversion(300,000)(3,000)    1,000       1     2,999                    -
Common
shares
for services                                   47,269                47,269
Common
shares
issued in
acquisition                   2,500       3   184,997               185,000
Net loss
for the year                                          (1,980,176)(1,980,176)
	  _________________________________________________________________
Balance
Dec 31,
2001            -      -     75,600      76 3,892,590 (4,085,875)  (193,209)

Shares issued
for private
placement                     4,341       4   235,996               236,000
Shares issued
for exercise
of options                    2,500       2   249,998               250,000
Stock option
compensation                                  305,788               305,788
Net loss for
the year                                              (1,587,454)(1,587,454)
	     _______________________________________________________________
Bal Dec31,2002  -      -     82,441      82 4,684,372 (5,673,329)(1,000,883)
Shares issued
for private
placement                       545       1    16,329                16,330
Shares issued
for services                  1,000       1    31,999                32,000
Shares issued
for debt
settlement                   36,464      36   728,631               728,667
Stock options
granted for
services                                        9,897                 9,897
Stock options
granted for debt
settlement                                    421,417               421,417
Stock option
compensation                                  134,167               134,167
Net loss for
the year                                             (1,294,174) (1,294,174)
	      ______________________________________________________________
Bal Dec31,2003  -      -    120,450    120  6,026,812(6,979,511)   (952,579)
Shares issued
for debt
settlement                      750      1     49,999                50,000
Shares issued
for professional
fees                          4,100      4        816                   820
Net loss for
the year                                                 (86,485)   (86,485)
	      ______________________________________________________________
Bal Dec31,2004  -       -   125,300    125  6,078,027 (7,065,996)  (987,844)

Stock option
exercised                    38,307     39        (39)                     -
Shares issued
for debt
settlement                   50,000     50     99,950                100,000
Net loss for
the year                                                 (12,197)    (12,197)
	     _______________________________________________________________
Bal Dec31,2005  -       -   213,607    214  6,177,938 (7,078,193)   (900,041)
Net loss for
the year                                                  (7,428)     (7,428)
	     _________________________________________________________________
Bal Dec31,2006  -       -   213,607    214  6,177,938 (7,085,621)   (907,469)
Shares issued
for debt
settlement,
at $0.001 to
$0.01 per share          10,285,000 10,285    146,715           -     157,000
Shares issued
for cash,
at $0.001
per share               150,000,000 150,000                            150,000
Subscription
note receivable                    (150,000)                          (150,000)
Net loss for
the year                                                   (37,595)    (37,595)
	    ___________________________________________________________________
Bal Dec31,
2007           -       - 160,498,607 10,499  6,324,653  (7,123,216)   (788,064)
Shares issued
for cash at
$0.01 per share              500,000    500      4,500            -      5,000
Net loss for
the year                                                  (105,158)   (105,158)
	    ____________________________________________________________________
Bal Dec 31,
2008           -       - 160,998,607 10,999  6,329,153  (7,228,374)   (888,222)

Common stock
issued for
consulting
services at
$0.10 to $0.20
per share                  2,800,000   2,800   297,200            -     300,000
Common stock
issued for
finder fees
at $0.10 to
$0.20 per share              580,000     580   173,420            -     174,000
Common stock
issued for
cash, at $0.25
per share                     60,000      60    14,940            -      15,000
Conversion of
notes payable at
$0.01 to $0.08
per share                 13,000,000  13,000  3,546,999           -   3,559,999
Value of
beneficial
conversion
feature of
notes payable                                    60,000           -      60,000
Cancellation of
common shares
related to sub-
scription receivable    (133,000,000)(133,000)        -           -    (133,000)
Stock subscription
receivable                            133,000                           133,000
Net loss for the
year ended
December 31, 2009                                         (3,625,831)(3,625,831)
	       _________________________________________________________________
Bal Dec 31,
2009           -        - 44,438,607   44,439 10,421,712 (10,854,205)  (405,054)
Common stock
issued for
consulting
services at
$0.30 per share              500,000      500    149,500           -    150,000
Net loss for
the three months
ended
March 31, 2010                                              (271,145)  (271,145)
              __________________________________________________________________
               -   $   - 44,938,607 $44,939 $10,571,212 $(11,125,350) $(526,199)
              ==================================================================

The accompanying notes are an integral part of the financial statements.




FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Statements of Cash Flows (Unaudited)

                                                From Inception
                                For the          on April 10,
                           Three Months Ended      1991 to
                               March 31,           March 31,
                             2010      2009          2010
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                $ (271,145) $  (61,215)  $ (11,125,350)
Adjustments to reconcile
net loss to net cash
used by operating
activities:

Amortization of
 prepaid expenses                -           -          66,364
Amortization of
 beneficial conversion
 feature                    24,904           -          30,000
Depreciation and
 amortization                    -           -         277,322
Common stock and
 options issued
 for services              150,000           -         923,977
Loss on impairment
 of assets                       -           -       1,174,833
Loss on settlement
 of debt                         -           -       4,154,908
Interest expense in
 connection with
 induced conversion              -           -         262,032
Foreign currency exchange        -           -        (120,814)

Changes to operating
assets and liabilities:

Accounts receivable              -           -           3,203
Inventories                      -           -         (66,200)
Prepaid expenses and
 other current assets       31,898        (175)        (78,531)
Prepaid royalties                -           -         (99,980)
Accounts payable and
 accrued liabilities        10,111     130,669         (97,773)
Bank overdraft               4,337           -           4,337
Royalty and
 license fees                    -           -         196,765
                           -------     -------       ----------
Net Cash Used in
 Operating Activities      (49,895)     69,279      (4,494,907)
                           -------     -------       ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

Purchase of
 capital assets                  -           -        (104,880)
Acquisition deposits             -           -        (431,000)
Purchase of oil
 and gas lease                   -           -        (250,000)
Capitalized software
 expenditures                    -           -        (135,181)
Principal payments on
 notes receivable                -           -          44,117
Notes receivable
 advances                        -           -        (701,152)
Proceeds from sale of
 notes receivable                -           -         350,000
                            --------    -------     ----------
Net Cash Used in
 Investing Activities            -           -      (1,228,096)
                            --------    -------     ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

Proceeds from related
 party payables             48,538           -       1,929,290
Repayment of related
 party payables                  -    (109,512)       (629,795)
Proceeds from
 notes payable                   -     120,000         812,266
Proceeds from the
 sale of
 preferred stock                 -           -           3,000
Proceeds from the sale of
 common stock and
 stock options                   -           -       3,608,242
                           -------     -------       ---------
Net Cash Provided by
 Financing Activities       48,538     (69,512)      5,723,003
                           -------     -------       ---------

NET INCREASE
(DECREASE) IN CASH          (1,357)       (233)              -
CASH AT BEGINNING
 OF PERIOD                   1,357         356               -
                           -------     --------      ---------
CASH AT END
 OF PERIOD                $      -     $   123      $        -
                           -------     --------      ---------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FRO:
  Interest                $      -     $     -      $   12,650
  Income taxes            $      -     $     -      $        -

NON CASH FINANCING ACTIVITIES:
  Common stock issued
   for prepaid expenses   $      -     $     -      $  210,000
  Conversion of related party
   payables to
   common stock           $      -     $     -      $3,559,999

The accompanying notes are an integral part of these financial statements.



FORMCAP CORP.
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 & December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March
30, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 and 2008 audited financial statements. The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2:   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES

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

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The
Company had no common stock equivalents outstanding as of March 31, 2010 and 2009, respectively. Basic earnings per share for the years ended March 31, 2010 and 2009 are as follows:

For the                     Three Months Ended March 31,
                                2010              2009
                       --------------------   -------------
-------
Net loss applicable
 to common Shareholders    $   (271,145)         $ (61,215)
Weighted average shares
 Outstanding                 44,710,829        122,460,829
Basic and diluted
 earnings per share               (0.01)             (0.00)

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company's common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the three months ended March 31, 2010 and 2009.

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

Foreign Currency Translation
The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830 "Foreign Currency Matters".
Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income
(loss) for the period.

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

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United
States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.
In order to continue as a going concern, the Company will need, among other things, additional capital resources.
Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of March 31, 2010 and 2009 the Company owed
$315,285 and $266,747 respectively. These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 6 - NOTES PAYABLE

On August 28, 2009, the Company signed a promissory note for $60,000. The note bears interest at 12% per annum and is due along with the principle balance on October 30, 2009. The loan is subject to minimum interest of $1,200 if repayment is made. The note is secured by 250,000 shares of the Company's common stock held by a related party. In connection with the loan, the Company agreed to a $5,000 loan processing fee to be paid in cash or 20,000 shares of the Company's Common Stock. The Company has recorded this obligation within its accounts payable.

On October 29, 2009 the due date of the loan was extended to August 31, 2010. In exchange for the extension, the Company agreed to amend the note and make it convertible into units at a price of $0.25 per unit. Each unit is to consist of one common share and one share purchase warrant with an exercise price of $0.35 and a maturity of two years.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of March 31, 2010. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.
Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $60,000. The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units.
Included in the assumptions of this calculation, the Company used a risk-free rate of 0.97% (based on the US Treasury note yield), two year maturity, volatility of 871% (based on the historical performance of the Company's stock), and a strike price of $0.35.

In accordance with ASC 470, the Company is amortizing the BCF over the one year term of the note. As of March 31, 2010 the Company has recognized $30,000 of interest expense resulting in a carrying value of $30,000 as of March 31, 2010. As of March 31, 2010 the Company has recognized
$4,241 in interest expense related to this note.

On October 15, 2009, the Company signed a promissory note for $400,000. The note bears interest at 12% per annum and is due along with the principle balance on April 15, 2010.
The loan is subject to minimum interest of $12,000 if prepayment is made. The minimum interest was prepaid and deducted from the gross proceeds of the note and is recoded as prepaid interest which in amortized over the life of the loan as interest expense. The note is secured by a general security interest in the property of the Company. In connection with the loan the Company agreed to a $37,500 loan processing fee to be paid in cash or 150,000 shares of the Company's Common Stock. The processing fee has been recorded as a related party payable to a related party who helped facilitate the loan.

The lender shall be entitled to, at anytime during the term of this Loan Agreement before repayment of the Principal
Sum and by notice in writing to the Company, convert the outstanding Principal Sum to 400,000 units of the Company, each such unit consisting of one common share and one share purchase warrant with an exercise price of $0.35 and a maturity of two years.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that no beneficial conversion feature (BCF) exists. As of March 31, 2010 the Company has recognized $11,836 in interest expense related to this note including the amortization of the prepaid Interest.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units.
Included in the assumptions of this calculation, the Company used a risk-free rate of 0.97% (based on the US Treasury note yield), two year maturity, volatility of 871% (based on the historical performance of the Company's stock), and a strike price of $0.35.

NOTE 7 - COMMON STOCK

The Company has two classes of stock authorized as of March
31, 2010. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of March 31, 2010 and December 31, 2009, respectively. The Company also has 200,000,000 shares of Common Stock authorized with 44,938,607 and 44,438,607 shares issued and outstanding as of March 31, 2010 and December 31, 2009 respectively.
During the quarter ended March 31, 2010 the Company had the following issuance of common stock:

On February 11, 2010 the Company issued 500,000 shares of its Common Stock to Norman J. Mackenzie as inducement under the terms of the Letter of Intent signed on February 5, 2010.

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 22, 2010 and has determined that there were no additional subsequent events to recognize or disclose in these financial statements besides those included below.
On May 17, 2010, the Company signed an addendum to the each of the loan agreements. The first addendum applies to the $400,000 note payable was to extend the due date for repayment of the principal sum of the loan, together with all accrued but unpaid interest, for an additional 6 months from April 15, 2010 to October 15, 2010. The extension included a $20,000 extension fees and a modification of the conversion terms. The conversion terms were modified to lower the conversion price from $1.00 per unit to $0.10 and exercise price of the warrant from $0.35 to $0.15 per share.

On July 20, 2010, the Company issued 350,000 shares from its common stock to the above lender, of which 250,000 shares were to replace the collateral provided by a related party and 100,000 were for extension of the repayment due date to October 31, 2010.

The second addendum applies to the $60,000 note payable and modifies the deemed price of the convertible unit
(defined in Note 6) to $0.10 per unit to a maximum of 600,000 fully paid units and lowered the exercise price of the warrants from $0.35 to $0.15 per share.



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

On July 8, 2009, the Company signed an option agreement with Morgan Creek Energy Corp. to acquire up to a 50%
Working Interest (40.75% Net Revenue Interest) in Morgan
Creeks' approximately 13,000 acre entire Frio Draw Prospect located in Curry County, New Mexico. Under the terms of the agreement, FormCap was required to drill and complete two mutually defined targets on the acreage to earn its interest.

Following the initial two wells, Morgan Creeks' management and land team would work with FormCap to establish additional targets on the Frio draw based on technical data and drill results. The two companies would then jointly fund additional targets with the commitment to a minimum five holes drill program in order to effectively test the Frio Draw.

On September 25, 2009, the Company received a letter from Morgan Creek Energy Corp. terminating the Option Agreement between FormCap Corp. and Morgan Creek Energy Corp. on the
Frio Draw Prospect in New Mexico.

On October 20, 2009, the company acquired 5,313 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City
Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000. On February 5, 2010 the company signed a Letter of Intent with Norman J. Mackenzie whereby the latter is granted the option to farm-in to the Weber City
Prospect

Results of Operations for the quarters ended March 31, 2010 and 2009.

The operating results and cash flows are presented for the quarters ended March 31, 2010 and 2009 and for the period of inception to March 31, 2010.

Revenues. There is no revenue for the periods ending March
31, 2010 and 2009.

Operating Expenses. For the period ending March 31, 2010, we had total operating expenses of $226,630 as compared to $61,215 for the period ending March 31, 2009. The $165,000 increase was mainly incurred in the two following expense classes.

Consultation Fees. For the period ending March 31, 2010, we had consultation fees of $205,000 as compared to $55,000 for the period ending March 31, 2009, an increase of $150,000. The increase was the result of the letter of intent on February 5, 2010 to engage a consultant for the Weber City Prospect.

Interest expense. For the period ending March 31, 2010, we incurred interest amounting to $44,515 as compared to zero for the period ending March 31, 2009. The increase in interest expense compared to the prior period is related to the two convertible notes signed in late 2009 and represents amortization of the beneficial conversion feature and accrued interest at 12% per annum.

Net Loss. The net loss for the period ending March 31, 2010 was $271,145 as compared to $61,215 for the period ending
March 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 4T.  Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) under the Exchange Act) during the first quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

On October 20, 2009, 80,000 shares at $0.10 per share were issued Tim Earle as finders fee as per the agreements dated
October 5, 2009.

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

On February 11, 2010, the Company issued 500,000 shares of its Common Stock for consulting services valued at $150,000.

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

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Dated:  October 26, 2010

FORMCAP CORP.
By: /S/ Terry Fields
  Terry Fields
Chief Executive Officer
  & Director






Exhibit 31.01
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Terry R. Fields, Director and Chief Executive Officer of
FormCap Corp. certify that :
1.  I have reviewed this Quarterly Report on Form 10-Q of
FormCap Corp.;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-
15(f) and 15d-15(f)) for the registrant and have :
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : October 26, 2010   Signature:/s/Terry R. Fields
                            ---------------------------
  Terry R. Fields
  Director and Chief Executive Officer





Exhibit 31.02
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
I, Terry R. Fields, Chief Financial Officer of FormCap
Corp. certify that :
1.  I have reviewed this Quarterly Report on Form 10-Q of
FormCap Corp. ;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have :
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with general accepted accounting principles;
c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal contro l over financial reporting.
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions ):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarized and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated : October 26, 2010  Signature: /s/ Terry R. Fileds
                                     -------------------
                                         Terry R. Fields
  Chief Financial Officer





EXHIBIT 32 .01
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of FormCap Corp.
(the "Company") on Form 10-Q for the period ended March 31,
2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry R. Fields, Chief Executive Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
  (1) The Report fully complies with the  requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                             /s/ Terry R. Fields
                            ----------------------
                                 Terry R. Fields
                            Chief Executive Officer
October 26, 2010





EXHIBIT 32 .02
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of FormCap Corp.
(the "Company") on Form 10-Q for the period ended March 31,
2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Terry R. Fields, Chief Financial Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:
  (1) The Report fully complies with the  requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                             /s/ Terry R. Fields
                            ----------------------
                                 Terry R. Fields
                           Chief Financial Officer
October 26, 2010