Form 10-Q
period 2010-06-30
FORMCAP CORP.
filed 2010-11-10
CIK 1102709

FORMCAP CORP.

FORM 10-Q
(Quarterly Report)
Filed November 11, 2010 for the Period Ending 06/30/10
	Address		50 WEST LIBERTY STREET
			SUITE 880
			RENO, NV 89501

	Telephone	888-777-8777
	CIK		0001102709
	Symbol		FRMC
	SIC Code	7372 - Prepackaged Software
	Fiscal Year	12/31

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

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

Large accelerated filer ( )   Accelerated filer  ( )

Non-accelerated filer   ( )   Smaller reporting company(X)

Indicate by check mark whether the registrant is a shell
company (as defined in Rule 12b-2 of the Exchange Act).
   (    )  Yes    ( X )  No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer's common stock, $0.001 par value, was 44,938,607 as of November 9, 2010.



FORMCAP CORP.
FORM 10-Q
For the Period Ended June 30, 2010
TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION 		             Pages

Item 1.	Financial Statements 			     6 - 17

Item 2.	Management's Discussion and Analysis of
      Financial Condition  And Results of Operations18 - 19

Item 3.	Quantitative and Qualitative Disclosures
        About  Market Risk	 	            19

Item 4T.Controls and Procedures	                    19

PART II

Item 1.	Legal Proceedings			    20

Item 1A.Risk Factors			            20 - 21

Item 2.	Unregistered Sales of Equity Securities and
      Use of Proceeds				    21 - 22

Item 3.	Defaults Upon Senior Securities		    22

Item 4.	Submission of Matters to a Vote of Security
Holders                                             22

Item 5.	Other Information			    22

Item 6.	Exhibits				    22 - 29


Part 1. Item 1.  Financial Statements

FORMCAP CORP.
                                                    Page No.
Balance Sheets as at June 30, 2010
  and December 31, 2009                              6

Statements of Operations for the six months
  June 30, 2010 and 2009 and for the period
  April 10, 1991(Inception) to June 30, 2010	     7

Statements of Stockholders' Equity / (Deficit)       8 - 10

Statements of Cash Flows for the six months
 ended June 30, 2010 and 2009 and for the period
 from April 10, 1991 (Inception) to June 30, 2010   11

Notes to Financial Statements			    12 - 17



FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Balance Sheets

ASSETS
                                 June 30,        December 31,
                                   2010             2009
                            ---------------    --------------
                               (Unaudited)
CURRENT ASSETS
Cash                        $       11,915     $        1,357
Prepaid expenses                   100,000            157,898
                            --------------     --------------
Total Current Assets               111,915            159,255
                            --------------     --------------
OIL AND GAS LEASE RIGHTS           250,000            250,000
                            --------------     --------------
TOTAL ASSETS                $      361,915     $      409,255
                            ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued
 liabilities                $       78,441     $        5,000
Short-term payables	            47,400                  -
Related party payables             350,231            266,747
Royalty and license fees payable   135,000            135,000
Notes payable, net of discount     143,655            407,562
                             --------------     -------------
Total Current Liabilities          754,727            814,309
                             --------------     -------------

TOTAL LIABILITIES                  754,727            814,309
                             --------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares
 authorized at par value of $0.001,
 no shares issued and outstanding        -                 -

Common stock, 200,000,000 shares
 authorized at par value of $0.001;
 44,938,607 and 44,438,607 shares
 issued and outstanding,
 respectively                       44,939            44,439

Stock subscription receivable      (17,000)          (17,000)

Additional paid-in capital      11,010,232        10,421,712

Deficit accumulated during
 the exploration stage         (11,430,983)      (10,854,205)
                             ---------------    -------------
Total Stockholders'
 Equity (Deficit)                 (392,812)         (405,054)
                             ---------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)           $      361,915      $    409,255
                             ===============    =============

The accompanying notes are an integral part of these financial statements.



FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Statements of Operations (Unaudited)


                              For the
                          Three Months Ended
                             June 30,
                           2010     2009
                       ---------------------
REVENUES               $      -  $        -
COST OF SALES                 -           -
                       ---------------------
GROSS MARGIN                  -           -
                       ---------------------

OPERATING EXPENSES
Consulting fees         107,241      (5,000)
Loss on impairment
 of assets                    -           -
Financing expenses       10,000           -
General and administrative
 Expenses                19,954       7,529
                         ------------------
Total Operating Expenses137,195       2,529
                         ------------------
LOSS FROM OPERATIONS   (137,195)     (2,529)
                         ------------------
OTHER INCOME AND (EXPENSE)
   Interest expense    (168,438)          -
Loss on settlement
 of debt                      -           -
                         ------------------
Total Other Income
 and (Expense)         (168,438)          -
                         ------------------
LOSS BEFORE
 INCOME TAXES          (305,633)     (2,529)
PROVISION FOR
 INCOME TAXS                  -           -
                         ------------------

NET LOSS              $(305,633)  $  (2,529)
                      =====================

BASIC AND DILUTED
 NET LOSS
 PER COMMON SHARE     $   (0.01)  $   (0.00)
                         ===================

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING          44,938,607   41,286,519
                      =======================


                                                From Inception
                              For the            on April 10,
                          Six Months Ended         1991 to
                             June 30,              June 30,
                           2010     2009               2010
                       ---------------------  ----------------
REVENUES               $      -  $        -    $       321,889
COST OF SALES                 -           -            352,683
                       ---------------------  ----------------
GROSS MARGIN                  -           -            (30,794)
                       ---------------------  ----------------

OPERATING EXPENSES
Consulting fees         312,241      50,000            652,241
Loss on impairment
 of assets                    -           -          1,146,206
Financing expenses        13,000          -            743,946
General and administrative
 Expenses                38,584      15,269          5,423,220
                         ------------------          ---------
Total Operating Expenses363,825      65,269          7,965,613
                         ------------------          ---------
LOSS FROM OPERATIONS   (363,825)    (65,269)        (7,996,407)
                         ------------------          ---------
OTHER INCOME AND (EXPENSE)
   Interest expense    (212,953)          -           (605,265)
Loss on settlement
 of debt                      -           -         (2,829,311)
                         ------------------          ----------
Total Other Income
 and (Expense)         (212,953)          -         (3,434,576)
                         ------------------          ----------
LOSS BEFORE
 INCOME TAXES          (576,778)    (65,269)       (11,430,983)
PROVISION FOR
 INCOME TAXS                  -           -                  -
                         ------------------         ----------

NET LOSS              $(576,778)  $ (65,269)      $(11,430,983)
                      =====================       =============

BASIC AND DILUTED
 NET LOSS
 PER COMMON SHARE     $   (0.01)  $   (0.00)
                         ===================

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF
 COMMON SHARES
 OUTSTANDING          44,825,347   81,652,242
                      =======================



The accompanying notes are an integral part of these financial statements.



FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Statements of Stockholders Equity (Deficit) (Unaudited)



				 	      Additional           Total
	       Preferred  	 Common       Paid-In   Accum.  Stockholders'
             Shares  Amount  Shares   Amount  Capital   Deficit   Equity

Balance
Dec 31,
1991                             -        -         -        -          -

Balance
Dec 31,
1992                             -        -         -        -          -

Balance
Dec 31,
1993                             -        -         -        -          -
Net loss
for the year                                             (5,000)    (5,000)
	  ________________________________________________________________
Balance
Dec 31,
1994                             -        -         -    (5,000)    (5,000)

Balance
Dec 31,
1995                             -        -         -        -          -

Balance
Dec 31,
1996                             -        -         -        -          -

Balance
Dec 31,
1997                             -        -         -        -          -
Issued for
service
rendered                        334       -      5,000               5,000
Net loss
for the year                                            (33,441)   (33,441)
	  ________________________________________________________________
Balance
Dec 31,
1998                            334       -      5,000  (38,441)   (33,441)
Preferred
shares
for cash    300,000  3,000                                            3,000
Common
shares
for cash                      2,969       3   673,048               673,051
Common
shares
for cash                         13      -     47,500                47,500
Common
shares
for cash                        117      -         23                    23
Net loss
for the year                                            (705,213)  (705,213)
	   ________________________________________________________________
Balance
Dec 31,
1999        300,000  3,000    3,433       3   725,571   (743,654)   (15,080)
Common
shares
for cash                        248      -    150,000               150,000
Common
shares for
debt
settlement                      810       1   735,628               735,629
Common
shares
for services                    104      -    115,000               115,000
Common
shares
for cash                      1,460       2   629,998               630,000
Common
shares
subscribed                      975       1       193       (194)        -
Net loss
for the year                                          (1,361,851)(1,361,851)
	  _________________________________________________________________
Balance
Dec 31,
2000       300,000  3,000     7,030       7 2,356,390 (2,105,699)   253,698

Common
shares
for cash                     65,070      65 1,300,935             1,301,000
Common
shares
issued
through
preferred
shares
conversion(300,000)(3,000)    1,000       1     2,999                    -
Common
shares
for services                                   47,269                47,269
Common
shares
issued in
acquisition                   2,500       3   184,997               185,000
Net loss
for the year                                          (1,980,176)(1,980,176)
	  _________________________________________________________________
Balance
Dec 31,
2001            -      -     75,600      76 3,892,590 (4,085,875)  (193,209)

Shares issued
for private
placement                     4,341       4   235,996               236,000
Shares issued
for exercise
of options                    2,500       2   249,998               250,000
Stock option
compensation                                  305,788               305,788
Net loss for
the year                                              (1,587,454)(1,587,454)
	     _______________________________________________________________
Bal Dec31,2002  -      -     82,441      82 4,684,372 (5,673,329)(1,000,883)
Shares issued
for private
placement                       545       1    16,329                16,330
Shares issued
for services                  1,000       1    31,999                32,000
Shares issued
for debt
settlement                   36,464      36   728,631               728,667
Stock options
granted for
services                                        9,897                 9,897
Stock options
granted for debt
settlement                                    421,417               421,417
Stock option
compensation                                  134,167               134,167
Net loss for
the year                                             (1,294,174) (1,294,174)
	      ______________________________________________________________
Bal Dec31,2003  -      -    120,450    120  6,026,812(6,979,511)   (952,579)
Shares issued
for debt
settlement                      750      1     49,999                50,000
Shares issued
for professional
fees                          4,100      4        816                   820
Net loss for
the year                                                 (86,485)   (86,485)
	      ______________________________________________________________
Bal Dec31,2004  -       -   125,300    125  6,078,027 (7,065,996)  (987,844)

Stock option
exercised                    38,307     39        (39)                    -
Shares issued
for debt
settlement                   50,000     50     99,950               100,000
Net loss for
the year                                                 (12,197)   (12,197)
	     _______________________________________________________________
Bal Dec31,2005  -       -   213,607    214  6,177,938 (7,078,193)  (900,041)
Net loss for
the year                                                  (7,428)    (7,428)
	     _________________________________________________________________
Bal Dec31,2006  -       -   213,607    214  6,177,938 (7,085,621)  (907,469)
Shares issued
for debt
settlement,
at $0.001 to
$0.01 per share          10,285,000 10,285    146,715          -    157,000
Shares issued
for cash,
at $0.001
per share               150,000,000 150,000                         150,000
Subscription
note receivable                    (150,000)                       (150,000)
Net loss for
the year                                                   (37,595) (37,595)
	    ___________________________________________________________________
Bal Dec31,
2007           -       - 160,498,607 10,499  6,324,653  (7,123,216)(788,064)
Shares issued
for cash at
$0.01 per share              500,000    500      4,500           -    5,000
Net loss for
the year                                                  (105,158)(105,158)
	    ____________________________________________________________________
Bal Dec 31,
2008           -       - 160,998,607 10,999  6,329,153  (7,228,374)(888,222)

Common stock
issued for
consulting
services at
$0.10 to $0.20
per share                  2,800,000   2,800   297,200           -  300,000
Common stock
issued for
finder fees
at $0.10 to
$0.20 per share              580,000     580   173,420           -  174,000
Common stock
issued for
cash, at $0.25
per share                     60,000      60    14,940           -   15,000
Conversion of
notes payable at
$0.01 to $0.08
per share                 13,000,000  13,000  3,546,999           3,559,999
Value of
beneficial
conversion
feature of
notes payable                                    60,000          -   60,000
Cancellation of
common shares
related to sub-
scription receivable    (133,000,000)(133,000)        -          -  133,000)
Stock subscription
receivable                            133,000                       133,000
Net loss for the
year ended
December 31, 2009                                       (3,625,831)(3,625,831)
	       _________________________________________________________________
Bal Dec 31,
2009           -        - 44,438,607   44,439 10,421,712(10,854,205) (405,054)
Common stock
 issued for consulting
 services at $0.30 per
 share (unaudited)           500,000      500    149,500         -    150,000
Value of beneficial
 conversion feature
 of notes payable
 (Unaudited)                       -        -    439,020         -    439,020
Net loss for the six
 months ended June 30,
 2010 (unaudited)                                         (576,778)  (576,778)
              __________________________________________________________________
               -   $   - 44,938,607 $44,939 $11,010,232$(11,430,983)$(392,812)
              ==================================================================

The accompanying notes are an integral part of the financial statements.




FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(an exploration stage company)
Statements of Cash Flows (Unaudited)

                                                From Inception
                                For the          on April 10,
                           Three Months Ended      1991 to
                               June 30,           June 30,
                             2010      2009          2010
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss                $ (576,778) $  (65,269)  $ (11,430,983)
Adjustments to reconcile
net loss to net cash
used by operating
activities:

Amortization of
 prepaid expenses                -           -          66,364
Amortization of
 beneficial conversion
 feature                   177,579           -         182,675
Depreciation and
 amortization                    -           -         277,322
Common stock and
 options issued
 for services              150,000           -         923,977
Loss on impairment
 of assets                       -           -       1,174,833
Loss on settlement
 of debt                         -           -       4,154,908
Interest expense in
 connection with
 induced conversion              -           -         262,032
Foreign currency exchange        -           -        (120,814)

Changes to operating
assets and liabilities:

Accounts receivable              -           -           3,203
Inventories                      -           -         (66,200)
Prepaid expenses and
 other current assets       57,898           -         (52,531)
Prepaid royalties                -           -         (99,980)
Accounts payable and
 accrued liabilities        70,975           -         (36,909)
Bank overdraft               4,337           -           4,337
Royalty and
 license fees                    -       3,000         196,765
                           -------     -------       ----------
Net Cash Used in
 Operating Activities     (120,326)     69,269      (4,565,338)
                           -------     -------       ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

Purchase of
 capital assets                  -           -        (104,880)
Acquisition deposits             -           -        (431,000)
Purchase of oil
 and gas lease                   -           -        (250,000)
Capitalized software
 expenditures                    -           -        (135,181)
Principal payments on
 notes receivable                -           -          44,117
Notes receivable
 advances                        -           -        (701,152)
Proceeds from sale of
 notes receivable                -           -         350,000
                            --------    -------     ----------
Net Cash Used in
 Investing Activities            -           -      (1,228,096)
                            --------    -------     ----------

CASH FLOWS FROM FINANCING
 ACTIVITIES

Proceeds from related
 party payables             95,140      41,970       1,975,892
Repayment of related
 party payables            (11,656)          -        (641,451)
Proceeds from
 notes payable              47,400           -         859,666
Proceeds from the
 sale of
 preferred stock                 -           -           3,000
Proceeds from the sale of
 common stock and
 stock options                   -      20,000       3,608,242
                           -------     -------       ---------
Net Cash Provided by
 Financing Activities      130,884      61,970       5,805,349
                           -------     -------       ---------

NET INCREASE
(DECREASE) IN CASH          10,558        (299)         11,915
CASH AT BEGINNING
 OF PERIOD                   1,357         356               -
                           -------     --------      ---------
CASH AT END
 OF PERIOD                $ 11,915     $    57      $   11,915
                           -------     --------      ---------

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FRO:
  Interest                $      -     $     -      $   12,650
  Income taxes            $      -     $     -      $        -

NON CASH FINANCING ACTIVITIES:
  Common stock issued
   for prepaid expenses   $      -     $     -      $  210,000
  Conversion of related party
   payables to
   common stock           $      -     $     -      $3,559,999

The accompanying notes are an integral part of these financial statements.



FORMCAP CORP.
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2010 & December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June
30, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements. The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.

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

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The
Company had no common stock equivalents outstanding as of June 30, 2010 and 2009, respectively. Basic earnings per share for the quarters ended June 30, 2010 and 2009 are as follows:

                         For the Six Months Ended June 30,
                       ------------------------------------
                                2010              2009
                       --------------------   -------------
Net loss applicable
 to common Shareholders    $   (576,778)         $ (65,269)
Weighted average shares
 Outstanding                 44,825,347         81,652,242
Basic and diluted
 earnings per share               (0.01)             (0.00)

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company's common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the six months ended June 30, 2010.

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

NOTE 5 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of June 30, 2010 and December 31, 2009 the
Company owed $350,231 and $266,747 respectively. These amounts bear no interest, are not collateralized, and are due on demand.

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

On May 16, 2010 an addendum was signed to make the note convertible into units at a price of $0.10 per unit instead. Each unit is to consist of one common share and one share purchase warrant with an exercise price of $0.15 and a maturity of two years.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of June 30, 2010. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.
Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $60,000.

However, the Company had already recognized $39,020 of interest expense resulting in a carrying value of the note on May 16, 2010 of $20,980. Therefore, $39,020 has been recorded as a discount to the note payable and to Additional Paid-in Capital.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units.
Included in the assumptions of this calculation, the Company used a risk-free rate of 0.81% (based on the US
Treasury note yield), two year maturity, volatility of 467.59%
(based on the historical performance of the Company's stock), and a strike price of $0.15.

In accordance with ASC 470, the Company is amortizing the BCF over the one year term of the note. As of June 30, 2010 the Company has recognized $59,158 of interest expense resulting in a carrying value of $25,234.

On October 15, 2009, the Company signed a promissory note for $400,000. The note bears interest at 12% per annum and is due along with the principal balance on April 15, 2010.
The loan is subject to minimum interest of $12,000 if prepayment is made. The minimum interest was prepaid and deducted from the gross proceeds of the note and is recoded as prepaid interest which in amortized over the life of the loan as interest expense. The note is secured by a general security interest in the property of the Company. In connection with the loan the Company agreed to a $37,500 loan processing fee to be paid in cash or 150,000 shares of the Company's Common Stock. The processing fee has been recorded as a related party payable to a related party who helped facilitate the loan.

The lender shall be entitled to, at anytime during the term of this Loan Agreement before repayment of the Principal
Sum and by notice in writing to the Company, convert the outstanding Principal Sum to 400,000 units of the Company, each such unit consisting of one common share and one share purchase warrant with an exercise price of $0.35 and a maturity of two years.

On May 16, 2010, an addendum was signed whereby the Company paid the Lender an extension fee of $10,000.00 on signing and a further $10,000 on the due date, October 15, 2010.
The loan conversion feature was also modified such that any outstanding principal sum is convertible into units at $0.10 each (maximum 4,000,000 units), each unit consisting of one fully paid common share and one purchase warrant exercisable within two years at $0.15 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of June 30, 2010. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $400,000.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.81% (based on US Treasury note yield), two year maturity, volatility of 467.59% (based on the historical performance of the Company's stock), and a strike price of $0.15.

In accordance with ASC 470, the Company is amortizing the BCF over the one year term of the note. As of June 30, 2010 the Company has recognized $118,421 of interest expense resulting in a carrying value of $118,421.

NOTE 7 - COMMON STOCK

The Company has two classes of stock authorized as of June
30, 2010. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of June 30, 2010 and December 31, 2009, respectively. The Company also has 200,000,000 shares of Common Stock authorized with 44,938,607 and 44,438,607 shares issued and outstanding as of June 30, 2010 and December 31, 2009 respectively.
During the quarter ended June 30, 2010 the Company did not issue any new shares.

On February 11, 2010 the Company issued 500,000 shares of its common stock to a consultant as inducement under the terms of the Letter of Intent signed on February 5, 2010.

NOTE 8 - SUBSEQUENT EVENTS

On July 20, 2010, the Company issued 350,000 shares from its common stock to the above lender, of which 250,000 shares were to replace the collateral provided by a related party and 100,000 were for extension of the repayment due date to October 31, 2010.

In accordance with ASC 855-10 the Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.



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

On October 20, 2009, the company acquired 5,313 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City
Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000. On February 5, 2010 the company signed a Letter of Intent with a consultant whereby the latter is granted the option to farm-in to the Weber City Prospect

Results of Operations for the six months ended June 30, 2010 and 2009.

The operating results and cash flows are presented for the quarters ended June 30, 2010 and 2009 and for the period of inception to June 30, 2010.

Revenues. There was no revenue for the quarters ended June
30, 2010 and 2009.

Operating Expenses. For the quarter ended June 30, 2010, we had total operating expenses of $137,195 as compared to $2,529 for the quarter ended June 30, 2009. The $303,000 increase was mainly incurred in the three following expense classes.

Consultation Fees. For the quarter ended June 30, 2010, we had consultation fees of $107,000 as compared to ($5,000) for the quarter ended June 30, 2009, an increase of $112,000. The increase was the result of the letter of intent dated February 5, 2010 to engage a consultant for the Weber City Prospect.

Financing expense. The financing expense of $10,000 was the Q2 2010 portion of the $20,000 extension fee incurred to extend the repayment date on a $400,000 loan, from April 15, to October 15, 2010. There was no such expense in 2009.

Interest expense. For the quarter ended June 30, 2010, we incurred interest amounting to $168,000 as compared to nil for the quarter ended June 30, 2009. The interest was related to the two convertible notes signed in late 2009 and represented amortization of the beneficial conversion feature and accrued interest at 12% per annum.

Net Loss. The net loss for the quarter ended June 30, 2010 was $305,633 as compared to $2,529 for the quarter ended
June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About
Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 4T.  Controls and Procedures.

The Company's Chief Executive Officer and its Chief
Financial Officer are primarily responsible for the accuracy of the financial information that is presented in this quarterly Report. These officers have as of the close of the period covered by this Quarterly Report, evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-4c and 15d-14c promulgated under the Securities Exchange Act of 1934 and determined that such controls and procedures were not effective in ensuring that material information relating to the Company was made known to them during the period covered by this Quarterly Report.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security
Holders.

Not Applicable.

Item 5. Other Information.

None

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Accounting Officer
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2 Certification of the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  November 9, 2010

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


Dated : November 9, 2010   Signature:/s/Terry R. Fields
                            ---------------------------
                                 Terry R. Fields
                        Director and Chief Executive Officer





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


Dated : November 9, 2010  Signature: /s/ Michael Lee
                                     -------------------
                                         Michael Lee
                                  Chief Accounting Officer





EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp.
(the "Company") on Form 10-Q for the period ended March 31,
2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"):

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


                            /s/ Terry R. Fields
                            ----------------------
                                 Terry R. Fields
                            Chief Executive Officer
Nvember 9, 2010





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

                             /s/ Michael Lee
                            ----------------------
                                 Michael Lee
                           Chief Accounting Officer
November 9, 2010