Form 10-Q
period 2010-09-30
FORMCAP CORP.
filed 2010-11-24
CIK 1102709

FORMCAP CORP.

FORM 10-Q

 (Quarterly Report)

          Filed November 24, 2010 for the Period Ending 09/30/10

Address

50 WEST LIBERTY STREET

SUITE 880

RENO, NV 89501

Telephone

888-777-8777

CIK

0001102709

Symbol

FRMC

SIC Code

7372 – Prepackaged Software

Fiscal Year

12/31

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from __________ to ________

Commission File Number : 0 - 28847

FORMCAP CORP.
(Formerly Gravitas International, Inc.)
( Exact name of registrant as specified in its charter )

Nevada 1006772219
------------------------------------------------ ------------------------------------------
( State or other jurisdiction of ( I.R.S. Empl. Ident. No. )
incorporation or organization )

50 West Liberty Street, Suite 880, Reno, NV 89501
-------------------------------------------------------------------------------------------------------
( Address of principal executive offices ) ( Zip Code )

888-777-8777
------------------------------------------------------------------
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer,” “accelerated filer,” and “small reporting company" in Rule 12B-2 of the Exchange Act. (Check one) :

Large accelerated filer ( ) Accelerated filer ( )

Non-accelerated filer ( ) Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes ( X ) No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer’s common stock, $0.001 par value, was

44,938,607 as of November 22, 2010.

FORMCAP CORP.

FORM 10-Q

For the Period Ended September 30, 2010

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements

6 - 17

Item 2.

Management's Discussion and Analysis of

Financial Condition  And Results of Operations

          18 - 19

Item 3.

Quantitative and Qualitative Disclosures

About  Market Risk

           19

Item 4T.

Controls and Procedures

           19

PART II

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20 - 21

Item 2.

Unregistered Sales of Equity Securities and

Use of Proceeds

21 - 22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

22

Item 6.

Exhibits

22 - 29

Part 1. Item 1.  Financial Statements

FORMCAP CORP.

Page No.

Balance Sheets as at September 30, 2010 and December 31, 2009

       6

Statements of Operations for the nine months ended September 30, 2010 and 2009 and for the period from April 10, 1991(Inception) to

September 30, 2010

        7

Statements of Stockholders' Deficit

 8 - 10

Statements of Cash Flows for the nine months ended

September 30, 2010 and 2009 and for the period from

April 10, 1991 (Inception) to September 30, 2010

                   11

Notes to Financial Statements

            12 - 17

FORMCAP CORP.
(Formerly: Gravitas International Inc.)
(AN EXPLORATION STAGE COMPANY)
Balance Sheets (Unaudited)

ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$29	$1,357
Prepaid expenses	75,000	157,898

Total Current Assets	75,029	159,255

OIL AND GAS LEASE RIGHTS	250,000	250,000

TOTAL ASSETS	$325,029	$409,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$150,792	$5,000
Related party payables	372,463	266,747
Royalty and license fees payable	135,000	135,000
Notes payable, net of discount	467,927	407562

Total Current Liabilities	1,126,182	814,309

TOTAL LIABILITIES	1,126,182	814,309

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 50,000,000 shares authorized
at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par
value of $0.001; 44,938,607 and 44,438,607 shares
issued and outstanding, respectively	44,939	44,439
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	11,010,232	10,421,712
Deficit accumulated during the exploration stage	(11,839,323)	(10,854,205)

Total Stockholders' Equity (Deficit)	(801,152)	(405,054)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$325,029	$409,255

The accompanying notes are an integral part of these financial statements.

**FORMCAP CORP.**
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
Statements of Operation (Unaudited)

| | For the Three Months Ended Sep. 30, 2010 | For the Three Months Ended Sep. 30, 2009 | For the Nine Months Ended Sep. 30, 2010 | For the Nine Months Ended Sep. 30, 2009 | From Inception on April 10, 1991 to Sep.30, 2010 |
|---|---|---|---|---|---|
| REVENUES | $ - | $ - | $ - | $ - | $ 321,889 |
| COST OF SALES | - | - | - | - | 352,683 |
| GROSS MARGIN | - | - | - | - | (30,794) |
| OPERATING EXPENSES | | | | | |
| Consulting fees | 90,209 | 130,000 | 402,450 | 180,000 | 742,450 |
| Loss on impairment of assets | - | 100,000 | - | 100,000 | 1,146,206 |
| Financing expenses | 8,333 | - | 21,333 | - | 752,279 |
| General and administrative expenses | 19,013 | 25,482 | 57,597 | 42,839 | 5,442,233 |
| Total Operating Expenses | 117,555 | 255,482 | 481,380 | 322,839 | 8,083,168 |
| LOSS FROM OPERATIONS | (117,555) | (255,482) | (481,380) | (322,839) | (8,113,962) |
| OTHER INCOME AND (EXPENSE) | | | | | |
| Interest expense | (290,784) | - | (503,737) | - | (896,049) |
| Loss on settlement of debt | - | - | - | - | (2,829,311) |
| Total Other Income and (Expense) | (290,784) | - | (503,737) | - | (3,725,360) |
| LOSS BEFORE INCOME TAXES | (408,340) | (255,482) | (985,118) | (322,839) | (11,839,323) |
| PROVISION FOR INCOME TAXES | - | - | - | - | - |
| NET LOSS | $ (408,340) | $ (255,482) | $ (985,118) | $ (322,839) | $ (11,839,323) |
| BASIC AND DILUTED NET LOSS PER COMMON SHARE | $ (0.01) | $ (0.01) | $ (0.02) | $ (0.00) | |
| BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING | 44,938,607 | 44,250,781 | 44,863,515 | 69,046,226 | |

**FORMCAP CORP.**
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

| | Preferred | | Common | | Stock Subscription Receivable | Additional Paid-In Capital | Deficit Accumulated During the Exploration Stage | Total Stockholders' Equity (Deficit) |
|---|---|---|---|---|---|---|---|---|
| | Shares | Amount | Shares | Amount | | | | |
| Balance, December 31, 1991 | - | $ - | - | $ - | $ - | $ - | $ - | $ - |
| Balance, December 31, 1992 | - | - | - | - | - | - | - | - |
| Balance, December 31, 1993 | - | - | - | - | - | - | - | - |
| Net loss for the year ended December 31, 1994 | - | - | - | - | - | - | (5,000) | (5,000) |
| Balance, December 31, 1994 | - | - | - | - | - | - | (5,000) | (5,000) |
| Balance, December 31, 1995 | - | - | - | - | - | - | (5,000) | (5,000) |
| Balance, December 31, 1996 | - | - | - | - | - | - | (5,000) | (5,000) |
| Balance, December 31, 1997 | - | - | - | - | - | - | (5,000) | (5,000) |
| Common stock issued for services | - | - | 334 | - | - | 5,000 | - | 5,000 |
| Net loss for the year ended December 31, 1998 | - | - | - | - | - | - | (33,441) | (33,441) |
| Balance, December 31, 1998 | - | - | 334 | - | - | 5,000 | (38,441) | (33,441) |
| Preferred stock issued for cash at $0.01 per share | 300,000 | 300 | - | - | - | 2,700 | - | 3,000 |
| Common stock issued for cash | - | - | 3,099 | 3 | - | 720,571 | - | 720,574 |
| Net loss for the year ended December 31, 1999 | - | - | - | - | - | - | (705,213) | (705,213) |
| Balance, December 31, 1999 | 300,000 | 300 | 3,433 | 3 | - | 728,271 | (743,654) | (15,080) |
| Common stock issued for cash | - | - | 2,683 | 3 | - | 780,191 | - | 780,194 |
| Common stock issued for debt settlement | - | - | 810 | 1 | - | 735,628 | - | 735,629 |
| Common stock issued for services | - | - | 104 | - | - | 115,000 | - | 115,000 |
| Common shares subscribed | - | - | - | - | - | - | - | - |
| Net loss for the year ended December 31, 2000 | - | - | - | - | - | - | (1,362,045) | (1,362,045) |
| Balance, December 31, 2000 | 300,000 | 300 | 7,030 | 7 | - | 2,359,090 | (2,105,699) | 253,698 |
| Common stock issued for cash | - | - | 65,070 | 65 | - | 1,300,935 | - | 1,301,000 |
| Common shares issued through preferred stock conversion | (300,000) | (300) | 1,000 | 1 | - | 299 | - | - |
| Common stock issued for services | - | - | - | - | - | 47,269 | - | 47,269 |
| Common stock issued in acquisition | - | - | 2,500 | 3 | - | 184,997 | - | 185,000 |
| Net loss for the year ended December 31, 2001 | - | - | - | - | - | - | (1,980,176) | (1,980,176) |
| Balance, December 31, 2001 | - | - | 75,600 | 76 | - | 3,892,590 | (4,085,875) | (193,209) |

**FORMCAP CORP.**
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

| | Preferred | | Common | | Stock Subscription | Additional Paid-In | Deficit Accumulated During the | Total Stockholders' |
|---|---|---|---|---|---|---|---|---|
| | Shares | Amount | Shares | Amount | Receivable | Capital | Exploration Stage | Equity (Deficit) |
| Balance, December 31, 2001 | - | $ - | 75,600 | $ 76 | $ - | $ 3,892,590 | $ (4,085,875) | $ (193,209) |
| Shares issued for private placement | - | - | 4,341 | 4 | - | 235,996 | - | 236,000 |
| Shares isued for exercise of options | - | - | 2,500 | 2 | - | 249,998 | - | 250,000 |
| Stock option compensation | - | - | - | - | - | 305,788 | - | 305,788 |
| Net loss for the year ended December 31, 2002 | - | - | - | - | - | - | (1,599,462) | (1,599,462) |
| Balance, December 31, 2002 | - | - | 82,441 | 82 | - | 4,684,372 | (5,685,337) | (1,000,883) |
| Shares issued for private placement | - | - | 545 | 1 | - | 16,329 | - | 16,330 |
| Shares issued for services | - | - | 1,000 | 1 | - | 31,999 | - | 32,000 |
| Shares issued for debt settlement | - | - | 36,464 | 36 | - | 728,631 | - | 728,667 |
| Stock options granted for services | - | - | - | - | - | 9,897 | - | 9,897 |
| Stock options granted for debt settlement | - | - | - | - | - | 421,417 | - | 421,417 |
| Stock option compensation | - | - | - | - | - | 134,167 | - | 134,167 |
| Net loss for the year ended December 31, 2003 | - | - | - | - | - | - | (1,294,174) | (1,294,174) |
| Balance, December 31, 2003 | - | - | 120,450 | 120 | - | 6,026,812 | (6,979,511) | (952,579) |
| Shares issued for debt settlement | - | - | 750 | 1 | - | 49,999 | - | 50,000 |
| Shares issued for professional fees | - | - | 4,100 | 4 | - | 1,216 | - | 1,220 |
| Net loss for the year ended December 31, 2004 | - | - | - | - | - | - | (86,485) | (86,485) |
| Balance, December 31, 2004 | - | - | 125,300 | 125 | - | 6,078,027 | (7,065,996) | (987,844) |
| Stock options exercised | - | - | 38,307 | 39 | - | (39) | - | - |
| Shares issued for debt settlement | - | - | 50,000 | 50 | - | 99,950 | - | 100,000 |
| Net loss for the year ended December 31, 2005 | - | - | - | - | - | - | (12,197) | (12,197) |
| Balance, December 31, 2005 | - | - | 213,607 | 214 | - | 6,177,938 | (7,078,193) | (900,041) |
| Net loss for the year ended December 31, 2006 | - | - | - | - | - | - | (7,428) | (7,428) |
| Balance, December 31, 2006 | - | - | 213,607 | 214 | - | 6,177,938 | (7,085,621) | (907,469) |
| Shares issued for debt settlement at $0.001 to $0.01 per share | - | - | 10,285,000 | 10,285 | - | 146,715 | - | 157,000 |
| Shares issued for cash at $0.001 per share | - | - | 150,000,000 | 150,000 | (150,000) | - | - | - |
| Net loss for the year ended December 31, 2007 | - | - | - | - | - | - | (37,595) | (37,595) |
| Balance, December 31, 2007 | - | - | 160,498,607 | 160,499 | (150,000) | 6,324,653 | (7,123,216) | (788,064) |

**FORMCAP CORP.**
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

| | Preferred | | Common | | Stock Subscription Receivable | Additional Paid-In Capital | Deficit Accumulated During the Exploration Stage | Total Stockholders' Equity (Deficit) |
|---|---|---|---|---|---|---|---|---|
| | Shares | Amount | Shares | Amount | | | | |
| Balance, December 31, 2007 | - | - | 160,498,607 | 160,499 | (150,000) | 6,324,653 | (7,123,216) | (788,064) |
| Shares issued for cash at $0.01 per share | - | - | 500,000 | 500 | - | 4,500 | - | 5,000 |
| Net loss for the year ended December 31, 2008 | - | - | - | - | - | - | (105,158) | (105,158) |
| Balance, December 31, 2008 | - | - | 160,998,607 | 160,999 | (150,000) | 6,329,153 | (7,228,374) | (888,222) |
| Common stock issued for consulting services at $0.10 to $0.20 per share | - | - | 2,800,000 | 2,800 | - | 297,200 | - | 300,000 |
| Common stock issued for finder fees at $0.10 to $0.20 per share | - | - | 580,000 | 580 | - | 173,420 | - | 174,000 |
| Common stock issued for cash at $0.25 per share | - | - | 60,000 | 60 | - | 14,940 | - | 15,000 |
| Conversion of notes payable at $0.01 to $0.08 per share | - | - | 13,000,000 | 13,000 | - | 3,546,999 | - | 3,559,999 |
| Value of beneficial conversion feature of notes payable | - | - | - | - | - | 60,000 | - | 60,000 |
| Cancellation of common shares related to subscription receivable | - | - | (133,000,000) | (133,000) | 133,000 | - | - | - |
| Net loss for the year ended December 31, 2009 | - | - | - | - | - | - | (3,625,831) | (3,625,831) |
| Balance, December 31, 2009 | - | - | 44,438,607 | 44,439 | (17,000) | 10,421,712 | (10,854,205) | (405,054) |
| Common stock issued for services | - | - | 500,000 | 500 | | 149,500 | - | 150,000 |
| Value of beneficial conversion feature of notes payable | - | - | - | - | - | 439,020 | - | 439,020 |
| Net loss for the nine months ended Sep. 30, 2010 | | | | | | | (985,118) | (985,118) |
| | - | $ - | 44,938,607 | $ 44,939 | $ (17,000) | $ 11,010,232 | $ (11,839,323) | $ (801,152) |

**FORMCAP CORP.**

(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

| | For the Nine Months Ended September 30, 2010 | 2009 | From Inception on April 10, 1991 to Sep. 30, 2010 |
|---|---|---|---|
| CASH FLOWS FROM OPERATING ACTIVITIES | | | |
| **Net loss** | $ (985,118) | $ (322,839) | $ (11,839,323) |
| Adjustments to reconcile net loss to net cash used by operating activities: | | | |
| Amortization of prepaid expenses | | | 66,364 |
| Amortization of beneficial conversion feature | 454,451 | | 459546.65 |
| Depreciation and amortization | | | 277,322 |
| Common stock and options issued for services | 150,000 | | 923,977 |
| Loss on impairment of assets | | | 1,174,833 |
| Loss on settlement of debt | | | 4,154,908 |
| Interest expense in connection with induced conversion | | | 262,032 |
| Foreign currency exchange | | | (120,814) |
| Changes to operating assets and liabilities: | | | |
| Accounts receivable | | | 3,203 |
| Inventories | - | - | (66,200) |
| Prepaid expenses and other current assets | 82,898 | - | (27,531) |
| Prepaid royalties | - | - | (99,980) |
| Accounts payable and accrued liabilities | 143,325 | - | 35,441 |
| Royalty and license fees | - | 3,000 | 196,765 |
| Net Cash Used in Operating Activities | (154,444) | (319,839) | (4,599,456) |
| CASH FLOWS FROM INVESTING ACTIVITIES | | | |
| Purchase of capital assets | - | - | (104,880) |
| Acquisition deposits | - | - | (431,000) |
| Purchase of oil and gas lease | - | - | (250,000) |
| Capitalized software expenditures | - | - | (135,181) |
| Principal payments on notes receivable | - | - | 44,117 |
| Notes receivable advances | - | - | (701,152) |
| Proceeds from sale of notes receivable | - | - | 350,000 |
| Net Cash Used in Investing Activities | - | - | (1,228,096) |
| CASH FLOWS FROM FINANCING ACTIVITIES | | | |
| Proceeds from related party payables | 127,356 | 41,970 | 2,008,108 |
| Repayments of related party payables | (21,641) | | (651,436) |
| Proceeds from notes payable | 47,400 | | 859,666 |
| Proceeds from the sale of preferred stock | - | - | 3,000 |
| Proceeds from the sale of common stock | - | | |
| and stock options | - | 20,000 | 3,608,242 |
| Net Cash Provided by Financing Activities | 153,116 | 61,970 | 5,827,580 |
| NET INCREASE (DECREASE) IN CASH | (1,328) | (257,869) | 29 |
| CASH AT BEGINNING OF PERIOD | 1,357 | 356 | - |
| CASH AT END OF PERIOD | $ 29 | $ (257,513) | $ 29 |
| SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION | | | |
| CASH PAID FOR: | | | |
| Interest | $ - | $ - | $ 12,650 |
| Income taxes | $ - | $ - | $ - |
| NON CASH FINANCING ACTIVITIES: | | | |
| Common stock issued for prepaid expenses | $ - | $ - | $ 210,000 |
| Conversion of related party payables to common stock | $ 439,020 | $ - | $ 3,559,999 |

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2010 & December 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2:   ORGANIZATION AND DESCRIPTION OF BUSINESS

FormCap Corp. (the “Company” or “FormCap”) was incorporated in the State of Florida on April 10, 1991, under the name of Aarden-Bryn Enterprises, Inc. The Company become a foreign registrant in the State of Nevada on December 24, 1998, and became qualified to transact business in the State of Nevada.

Since its incorporation, the Company has changed its name several times. On August 27, 1998 the Company changed its name to Corbett’s Cool Clear WTAA, Inc., on September 24, 1999 to WTAA International, Inc., on December 6, 2001 to Gravitas International, Inc., and finally to its current name, FormCap Corp. on October 12, 2007.

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

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Exploration Stage Company

The Company is an exploration stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s exploration stage activities.

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of September 30, 2010 and 2009, respectively. Basic earnings per share for the nine months ended September 30, 2010 and 2009 are as follows:

	For the Nine Months Ended September 30,
	2010	2009
Net loss applicable to common shareholders	$(985,118)	$(322,839)
Weighted average shares outstanding	44,863,515	69,046,226
Basic and diluted earnings per share	$(0.02)	$(0.00)

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the nine months ended September 30, 2010.

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

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties

In accordance with ASC 932, the Company follows the successful efforts method of accounting for its oil and gas activities.  Accordingly, the costs associated with developmental oil and gas properties are capitalized and recovered using units of production cost depletion method.  Exploratory cost, including the cost of exploratory dry holes and related geological and geophysical cost are charged as current expense.  In instances where the status of a well is indeterminable at the end of the year, it is the Company’s practice to capitalize these costs as oil and gas properties, until such time as the outcome of drilling becomes known to the Company. Wells cannot remain in a status of indeterminable for a period greater than twelve months.

Financial Instruments

For accounts receivable, accounts payable, accrued liabilities, current portion of long-term debt and long-term debt, the carrying amounts of these financial instruments approximates their fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock-based Compensation

ASC 718 “Stock Compensation” requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. ASC 718 “Stock Compensation” also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small business filers, ASC 718 “Stock Compensation” is effective for interim or annual periods beginning after December 15, 2005. The Company adopted the guidance in ASC 718 “Stock Compensation” on October 1, 2007.

Foreign Currency Translation

The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830 “Foreign Currency Matters”. Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net income (loss) for the period.

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

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

NOTE 5 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of September 30, 2010 and December 31, 2009 the Company owed $372,463 and $266,747 respectively.  These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 6 – NOTES PAYABLE

On August 28, 2009, the Company signed a promissory note for $60,000.  The note bears interest at 12% per annum and is due along with the principle balance on October 30, 2009. The loan is subject to minimum interest of $1,200 if prepayment is made. The note is secured by 250,000 shares of the Company’s common stock held by a related party.  In connection with the loan, the Company agreed to a $5,000 loan processing fee to be paid in cash or 20,000 shares of the Company’s Common Stock.  The Company has recorded this obligation within its accounts payable.

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

NOTE 6 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $60,000.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.81% (based on the US Treasury note yield), two year maturity, volatility of 467.59% (based on the historical performance of the Company’s stock), and a strike price of $0.15.

In accordance with ASC 470, the Company is amortizing the BCF over the one year term of the note.  As of September 30, 2010 the Company has recognized $60,000 of interest expense resulting in a carrying value of $60,000.

The Company is currently in default on the repayment of this loan.  However, the Lender has agreed not to render a Notice of Default, and is currently in negotiation with the Company on the terms under which the loan will either be extended or converted into common shares.

On October 15, 2009, the Company signed a promissory note for $400,000.  The note bears interest at 12% per annum and is due along with the principle balance on April 15, 2010. The loan is subject to minimum interest of $12,000 if prepayment is made.  The minimum interest was prepaid and deducted from the gross proceeds of the note and is recoded as prepaid interest which in amortized over the life of the loan as interest expense.  The note is secured by a general security interest in the property of the Company.  In connection with the loan, the Company agreed to a $37,500 loan processing fee to be paid in cash or 150,000 shares of the Company’s Common Stock.  The processing fee has been recorded as a related party payable to a related party who helped facilitate the loan.

The lender shall be entitled to, at anytime during the term of this Loan Agreement before repayment of the Principal Sum and by notice in writing to the Company, convert the outstanding Principal Sum to 400,000 units of the Company, each such unit consisting of one common share and one share purchase warrant with an exercise price of $0.35 and a maturity of two years.

On May 16, 2010, an addendum was signed whereby the Company paid the Lender an extension fee of USD$10,000.00 on signing and a further USD$10,000 on the due date, October 15, 2010.  The loan conversion featured was also modified such that any outstanding principal sum is convertible into units at $0.10 each (maximum 4,000,000 units), each unit consisting of one fully paid common share and one share purchase warrant  exercisable within two years at USD$0.15 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $400,000.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.81% (based on the US Treasury note yield), two year maturity, volatility of 467.59% (based on the historical performance of the Company’s stock), and a strike price of $0.15.

NOTE 6 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470, the Company is amortizing the BCF over the one year term of the note.  As of September 30, 2010 the Company has recognized $360,526 of interest expense resulting in a carrying value of $360,526.

The Company is currently in default on the repayment of this loan.  However, the Lender has agreed not to render a Notice of Default, and is currently in negotiation with the Company on the terms under which the loan will either be extended or converted into common shares.

NOTE 7 – COMMON STOCK

The Company has two classes of stock authorized as of September 30, 2010.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of September 30, 2010 and December 31, 2009, respectively.  The Company also has 200,000,000 shares of Common Stock authorized with 44,938,607 and 44,438,607 shares issued and outstanding as of September 30, 2010 and December 31, 2009 respectively.  During the nine months ended September 30, 2010 the Company did not issue any new shares.

On February 11, 2010 the Company issued 500,000 shares of Common Stock to a consultant as inducement under the terms of the Letter of Intent signed on February 5, 2010.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.

Overview

The Company does not currently engage in any business activities that provide cash flow. The Company is currently in the exploration stage.

On July 8, 2009, the Company signed an option agreement with Morgan Creek Energy Corp. to acquire up to a 50% Working Interest (40.75% Net Revenue Interest) in Morgan Creeks’ approximately 13,000 acre entire Frio Draw Prospect located in Curry County, New Mexico. Under the terms of the agreement, FormCap was required to drill and complete two mutually defined targets on the acreage to earn its interest.

Following the initial two wells, Morgan Creeks’ management and land team would work with FormCap to establish additional targets on the Frio draw based on technical data and drill results. The two companies would then jointly fund additional targets with the commitment to a minimum five holes drill program in order to effectively test the Frio Draw.

On September 25, 2009, the Company received a letter from Morgan Creek Energy Corp. terminating the Option Agreement between FormCap Corp. and Morgan Creek Energy Corp. on the Frio Draw Prospect in New Mexico.

On October 20, 2009, the company acquired 5,313 acres of oil and gas leases, all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.  On February 5, 2010 the company signed a Letter of Intent with Norman J. Mackenzie whereby the latter is granted the option to farm-in to the Weber City Prospect

Results of Operations for the quarters ended September 30, 2010 and 2009.

The operating results and cash flows are presented for the quarters ended September 30, 2010 and 2009 and for the period of inception to September 30, 2010.

Revenues. There was no revenue for the quarters ended September 30, 2010 and 2009.

Operating Expenses. For the quarter ended September 30, 2010, we had total operating expenses of $117,555 as compared to $255,482 for the quarter ended September 30, 2009.  2010's lower consulting fee and absence of asset impairment ($100,000 for 2009) accounted for the $140,000

Results of Operations for the quarters ended September 30, 2010 and 2009 (continued)

lower operating costs compared to 2009.  However, there was a $290,784 interest charge in 2010 which was absent in 2009, the result of two loans that were obtained on terms involving 12% per annum interest plus warrants that are convertible into common shares at pre-determined prices.

Net Loss. The net loss for the quarter ended September 30, 2010 was $408,340 as compared to $255,482 for the quarter ended September 30, 2009.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

On May 21, 2009, the Company received a Writ of Summons from Robert D. Holmes Law Corporation and Terrence E. King Law Corporation, the “Plaintiffs” and William McKay, Jupiter Capital Ltd., Jupiter Capital Ventures, Inc., Barron Energy Corporation, Media Games Ltd., Brandgamz Marketing Inc., FormCap Corp. and Snap-Email, Inc., the “Defendants”. The claim against FormCap Corp. in the amount of C$61,452.56 together with interest at the rate of 18% per annum thereon from and after October 1, 2007. On June 9, 2009, the Company’s related parties who took over the debt of the company as per the agreement dated November 7, 2006, have made a settlement with the “Plaintiffs” and have agreed to file a discontinuance of claims made against FormCap. On March 23, 2010, the company received document regarding notice of discontinuance of proceeding in the Supreme Court of British Columbia.

Item 1A. Risk Factors

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may be the future be, affiliated with may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

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

Dated:  November 24, 2010

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

Dated : November 24, 2010 Signature:/s/Terry R. Fields

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

Dated : November 24, 2010 Signature: /s/ Terry R. Fields
--------------------------
Terry R. Fields
Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Terry R. Fields, Chief Executive Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

November 24, 2010

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Terry R. Fields, Chief Financial Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

November 24, 2010