Form 10-K
period 2010-12-31
FORMCAP CORP.
filed 2011-04-05
CIK 1102709

FORMCAP CORP.

FORM 10-K

 (Annual Report)

          Filed April 5, 2011 for the year Ending 12/31/10

Address

50 WEST LIBERTY STREET

SUITE 880

RENO, NV 89501

Telephone

888-777-8777

CIK

0001102709

Symbol

FRMC

SIC Code

7372 – Prepackaged Software

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010.

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

888-777-8777

(Registrant’s telephone number, including area code)

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

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  (  )

Accelerated filer (  )

Non-accelerated filer (  )

Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes (  )   No ( X )

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 27, 2011 was $253,565 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over-the-Counter Bulletin Board of $0.0134

At April 5, 2011 the Company had outstanding of 45,788,607 shares of Common Stock, $0.001 par value per share.

 FORM CAP CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

TABLE OF CONTENTS

PART I

Page

Item 1

Business

6

Item 1A

Risk Factors

8

Item 1B

Unresolved Staff Comments

10

Item 2

Properties

10

Item 3

Legal Proceedings

10

Item 4

Submission of Matters to a Vote of

11

Security Holders

PART II

Item 5

Market for Registrant’s Common Equity, Related

Stockholder Matters and Issuer Purchases of

Equity Securities

11

Item 6

Selected Financial Data

14

Item 7

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

14

Item 7A

Quantitative and Qualitative Disclosures About

Market Risk

16

Item 8

Financial Statements and Supplementary Data

17

Item 9

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

36

Item 9A

Controls and Procedures

36

Item 9B

Other Information

37

PART III

Item 10

Directors, Executive Officers and Corporate Governance

37

Item 11

Executive Compensation

38

Item 12

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

38

Item 13

Certain Relationships and Related Transactions, and

Director Independence

39

Item 14

Principal Accounting Fees and Services

39

PART IV

Item 15

Exhibits and signatures

39

PART I

This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K. Words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Part I, under the heading “Risk Factors,” as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

The Company has no operation since November of 2003 and the Company’s ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition. In accordance with SFAS No. 7 the Company is considered to be in the development stage.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $11,951,790 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon future profitable operations and/or the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has obtained additional funds by related party’s advances and loans from third parties; however there is no assurance that this additional funding is adequate and further funding may be necessary.

On October 20, 2009, the company acquired 5,313 acres of oil and gas leases (“leases”), all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.  On February 5, 2010 the Company signed a Letter of Intent with Norman J. Mackenzie whereby the latter is granted the option to farm-in to the Weber City Prospect.

On February 15, 2011, the Company assigned all its rights in the leases to Rich Investments Ltd. (“Rich”) and Leare Developments Ltd. (“Leare”), under the terms of a loans settlement agreement whereby Rich and Leare accepted the assignment of the leases in full and final satisfaction of the outstanding indebtedness of the Company to each of Rich and Leare.

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

On October 20, 2009, the company acquired 5,313 acres of oil and gas leases (“leases”), all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.  On February 5, 2010 the company signed a Letter of Intent with Norman J. Mackenzie whereby the latter is granted the option to farm-in to the Weber City Prospect.

On February 15, 2011, the Company assigned all its rights in the leases to Rich Investments Ltd. (“Rich”) and Leare Developments Ltd. (“Leare”), under the terms of a loans settlement agreement whereby Rich and Leare accepted the assignment of the leases in full and final satisfaction of the outstanding indebtedness of the Company to each of Rich and Leare.

Item 1A.   Risk Factors

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s own pecuniary interest and may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

On October 20, 2009, the company acquired 5,313 acres of oil and gas leases (“leases”), all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.

On February 15, 2011, the Company assigned all its rights in the leases to Rich Investments Ltd. (“Rich”) and Leare Developments Ltd. (“Leare”), under the terms of a loans settlement agreement whereby Rich and Leare accepted the assignment of the leases in full and final satisfaction of the outstanding indebtedness of the Company to each of Rich and Leare.

Item 3.  Legal Proceedings

On May 21, 2009, the Company received a Writ of Summons from Robert D. Holmes Law Corporation and Terrence E. King Law Corporation, the “Plaintiffs” and William McKay, Jupiter Capital Ltd., Jupiter Capital Ventures, Inc., Barron Energy Corporation, Media Games Ltd., Brandgamz Marketing Inc., FormCap Corp. and Snap-Email, Inc., the “Defendants”. The claim against FormCap

Corp. in the amount of $53,839.64 together with interest at the rate of 18% per annum thereon from and after October 1, 2007. On June 9, 2009, the Company’s related parties who took over the debt of the company as per the agreement dated November 7, 2006, have made a settlement with the “Plaintiffs” and have agreed to file a discontinuance of claims made against FormCap. On March 23, 2010, the company received document regarding notice of discontinuance of proceeding in the Supreme Court of British Columbia.

On February 15, 2011, the Company assigned all its rights in the leases to Rich Investments Ltd. (“Rich”) and Leare Developments Ltd. (“Leare”), under the terms of a loans settlement agreement whereby Rich and Leare accepted the assignment of the leases in full and final satisfaction of the outstanding indebtedness of the Company to each of Rich and Leare.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2010.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is presently quoted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board and on the “Pink Sheets” under the symbol “FRMC”.

As of December 31, 2010, the Company had approximately 97 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s growth, profitability, financial condition and other relevant factors.

The table below reflects the high and low “bid” and “ask” quotations for the Company’s Common Stock for each of the calendar years covered by this report, as reported by the National Association of Securities Dealers Over the Counter

Bulletin Board National Quotation System. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.

     2010                High

Low

1st Quarter

0.46           0.10

2nd Quarter

0.15

0.075

3rd Quarter

0.093

0.03

4th Quarter

0.055

0.01

2009

High

Low

1st Quarter

0.31

0.03

2nd Quarter

0.30

0.026

3rd Quarter

0.32

0.08

4th Quarter

0.45

0.24

As of December 31, 2010, there were 45,788,607 common shares issued and have approximately 97 shareholders on record. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s growth, profitability, financial condition and other relevant factors.

The Transfer Agent for the Company’s Common Stock is Presidents Stock Transfer, located at 900 – 850 West Hastings Street, Vancouver, B.C. V6C 1E1 Canada.

Section 15(g) of the Securities Exchange Act of 1934:

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

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

RECENT SALES OF UNREGISTERED SECURITIES

On February 11, 2010, 500,000 common shares were issued under the terms of a Oil & Gas Farm-In, Operating and Consulting Agreement with a consultant.

On July 20, 2010, 250,000 common shares were issued to a note holder as collateral, to replace the similar quantity of shares of the Company that were returned to a third party who had placed the latter shares as collateral when the aforementioned note was signed.  Another 100,000 common shares were simultaneously issued to the same note holder as fee for extending the note by six and one-half months.

On October 27, 2010, 500,000 common shares were issued to a consultant as bonus finder’s fee relating to the Finder’s Fee Agreement over the Morgan Creek Energy Investment.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Following the initial two wells, Morgan Creeks’ management and land team will work with FormCap to establish additional targets on the Frio draw based on technical data and drill results. The two companies will jointly fund additional targets and have committed to a minimum five holes drill program in order to effectively test the Frio Draw.

On September 25, 2009, the Company has received a letter from Morgan Creek Energy Corp. terminating the Option Agreement between FormCap Corp. and Morgan Creek Energy Corp. on the Frio Draw Prospect in New Mexico.

On October 20, 2009, the company acquired 5,313 acres of oil and gas leases (“leases”), all with primary terms of five years initiated in June 2009. The leases, known as the Weber City Prospect, are located in Curry County, New Mexico, which lies on the eastern most side of New Mexico bordering the State of Texas. The Company had acquired a 100% working interest (80% Net Revenue Interest) from Atlas Larunas LLC for $250,000.

On February 15, 2011, the Company assigned all its rights in the leases to Rich Investments Ltd. (“Rich”) and Leare Developments Ltd. (“Leare”), under the terms of a loans settlement agreement whereby Rich and Leare accepted the assignment of the leases in full and final satisfaction of the outstanding indebtedness of the Company to each of Rich and Leare.

Results of Operations for the Years ended December 31, 2010.

The audited operating results and cash flows are presented for the year ended December 31, 2010 and 2009 and for the period of inception to December 31, 2010.

Revenues. There is no revenue for the year ended December 31, 2010 and 2009.

Operating Expenses. For the year ended December 31, 2010, we had total operating expenses of $639,520 as compared to $717,925 for the year ended December 31, 2009.

Consultation Fees. For the year ended December 31, 2010, we had consultation fees of $506,267 as compared to $265,000 for the previous year.  The difference was mainly attributed to the consultation incurred for the Weber City Prospect in Curry County, New Mexico, which agreement commenced on February 5, 2010.

Loss on impairment of assets.  There was no impairment of assets in 2010.  In 2009, the Company had to write off $100,000  expended on a major investment project that was abandoned for lack of financing.

Financing Expenses. For the year ended December 31, 2010, we had financing expenses of $48,000 as compared to $261,500 for the year ended December 31, 2009.  It reflected the heavy initial costs of securing financing in 2009, in the forms of cash payments and shares issued to finders and agents of lenders.

Interest Expense.  The Company incurred $458,065 in interest expense in 2010, compared to $12,650 in 2009.  The Company bore a full year of interest charges and amortization of the discounts on the notes payable in 2010; whereas in 2009, only about a quarter year’s worth of interest was borne, with no amortization of the discounts on the notes.

Loss on extinguishment of debt. There was no extinguishment of debt in 2010.  In 2009, the company incurred a loss of $2,895,256 on extinguishment of debt, due to the difference in the price of the Company’s shares for debt conversion and FMV of the shares at time of conversion.

Net Loss. The net loss for the year ended December 31, 2010 was $1,097,585 compared to $3,625,831 for the year ended December 31, 2009.

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

December 31, 2010 and 2009

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants

19

Balance Sheets – December 31, 2010 and 2009

20

Statements of Operations for the years ended December 31, 2010 and 2009 and for the period April 10, 1991 (Inception) to December 31, 2010

21

Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2010 and 2009 and for the period April 10, 1991 (Inception) to December 31, 2010

 22

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period April 10, 1991 (Inception) to December 31, 2010

 25

Notes to Financial Statements

27

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FormCap Corp. (formerly Gravitas International Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of FormCap Corp. (formerly Gravitas International Inc.) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period of inception on April 10, 1991 through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of FormCap Corp. (formerly Gravitas International Inc.) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended for the period of inception on April 10, 1991 through December 31, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had losses from operations of $639,520 for the year ended December 31, 2010, an accumulated deficit of $11,951,790 and working capital deficit of $1,245,178 as of December 31, 2010 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2011

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

		December 31, 2010		December 31, 2009
CURRENT ASSETS				
Cash	$	166	$	1,357
Prepaid expenses		50,000		157,898
Total Current Assets		50,166		159,255
OIL AND GAS LEASE RIGHTS		250,000		250,000
TOTAL ASSETS	$	300,166	$	409,255

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

		December 31, 2010		December 31, 2009
CURRENT LIABILITIES				
Accounts payable and accrued liabilities	$	225,813	$	15,516
Related party payables		404,106		255,866
Notes payable		70,425		2,831
Convertible notes payable, net of discount		460,000		405,096
Royalty and license fee payable		135,000		135,000
Total Current Liabilities		1,295,344		814,309
TOTAL LIABILITIES		1,295,344		814,309
STOCKHOLDERS' EQUITY (DEFICIT)				
Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding		-		-
Common stock, 200,000,000 shares authorized at par value of $0.001; 45,788,607 and 44,438,607 shares issued and outstanding, respectively		45,789		44,439
Stock subscription receivable		(17,000)		(17,000)
Additional paid-in capital		10,927,823		10,421,712
Deficit accumulated during the exploration stage		(11,951,790)		(10,854,205)
Total Stockholders' Equity (Deficit)		(995,178)		(405,054)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$	300,166	$	409,255

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception April 10, 1991 to December 31, 2010

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

For the period from inception April 10, 1991 to December 31, 2010

Preferred		Common		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount				
Balance, December 31, 2000	300,000	300	7,030	7	-	2,359,090	(2,105,699)	253,698
Common stock issued for cash	-	-	65,070	65	-	1,300,935	-	1,301,000
Common shares issued through preferred stock conversion	(300,000)	(300)	1,000	1	-	299	-	-
Common stock issued for services	-	-	-	-	-	47,269	-	47,269
Common stock issued in acquisition	-	-	2,500	3	-	184,997	-	185,000
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	(1,980,176)	(1,980,176)
Balance, December 31, 2001	-	-	75,600	76	-	3,892,590	(4,085,875)	(193,209)
Shares issued for private placement	-	-	4,341	4	-	235,996	-	236,000
Shares isued for exercise of options	-	-	2,500	2	-	249,998	-	250,000
Stock option compensation	-	-	-	-	-	305,788	-	305,788
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(1,599,462)	(1,599,462)
Balance, December 31, 2002	-	-	82,441	82	-	4,684,372	(5,685,337)	(1,000,883)
Shares issued for private placement	-	-	545	1	-	16,329	-	16,330
Shares issued for services	-	-	1,000	1	-	31,999	-	32,000
Shares issued for debt settlement	-	-	36,464	36	-	728,631	-	728,667
Stock options granted for services	-	-	-	-	-	9,897	-	9,897
Stock options granted for debt settlement	-	-	-	-	-	421,417	-	421,417
Stock option compensation	-	-	-	-	-	134,167	-	134,167
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(1,294,174)	(1,294,174)
Balance, December 31, 2003	-	-	120,450	120	-	6,026,812	(6,979,511)	(952,579)
Shares issued for debt settlement	-	-	750	1	-	49,999	-	50,000
Shares issued for professional fees	-	-	4,100	4	-	1,216	-	1,220
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(86,485)	(86,485)
Balance, December 31, 2004	-	-	125,300	125	-	6,078,027	(7,065,996)	(987,844)
Stock options exercised	-	-	38,307	39	-	(39)	-	-
Shares issued for debt settlement	-	-	50,000	50	-	99,950	-	100,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(12,197)	(12,197)
Balance, December 31, 2005	-	-	213,607	214	-	6,177,938	(7,078,193)	(900,041)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(7,428)	(7,428)
Balance, December 31, 2006	-	-	213,607	214	-	6,177,938	(7,085,621)	(907,469)
Shares issued for debt settlement at $0.001 to $0.01 per share	-	-	10,285,000	10,285	-	146,715	-	157,000
Shares issued for cash at $0.001 per share	-	-	150,000,000	150,000	(150,000)	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(37,595)	(37,595)
Balance, December 31, 2007	-	-	160,498,607	160,499	(150,000)	6,324,653	(7,123,216)	(788,064)

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

For the period from inception April 10, 1991 to December 31, 2010

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	From Inception on April 10, 1991 to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES			
Net loss	$ (1,097,585)	$ (3,625,831)	$ (11,951,790)
Adjustments to reconcile net loss to net cash used by operating activities:			
Amortization of prepaid expenses	107,898	65,000	174,262
Amortization of beneficial conversion feature	374,865	5,096	379,961
Depreciation and amortization	-	-	277,322
Common stock issued for services	170,000	264,000	943,977
Common stock issued for collateral and extension on debt	17,500	-	17,500
Loss on impairment of assets	-	100,000	1,174,833
Loss on settlement of debt	-	2,895,256	4,154,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities:			
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	(898)	(110,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	210,297	(7,300)	102,413
Royalty and license fees	-	-	196,765
Net Cash Used in Operating Activities	(217,025)	(304,677)	(4,662,037)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of capital assets	-	(100,000)	(104,880)
Acquisition deposits	-	-	(431,000)
Purchase of oil and gas lease	-	(250,000)	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000
Net Cash Used in Investing Activities	-	(350,000)	(1,228,096)
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from related party payables	154,458	220,032	2,035,210
Repayments of related party payables	(6,218)	(29,795)	(636,013)
Proceeds from notes payable	67,594	450,466	879,860
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	15,000	3,608,242
Net Cash Provided by Financing Activities	215,834	655,703	5,890,299
NET INCREASE (DECREASE) IN CASH	(1,191)	1,026	166
CASH AT BEGINNING OF PERIOD	1,357	331	-
CASH AT END OF PERIOD	$ 166	$ 1,357	$ 166

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (CONTINUED)

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 1:   ORGANIZATION AND DESCRIPTION OF BUSINESS

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2009 as well as the inception column of the financial statements have been reclassified to conform to the presentation in the December 31, 2010 financial statements.

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

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of December 31, 2010 and 2009, respectively. Basic earnings per share for the nine months ended December 31, 2010 and 2009 are as follows:

	For the Years Ended December 31,
	2010	2009
Net loss applicable to common shareholders	$(1,097,585)	$(3,625,831)
Weighted average shares outstanding	45,127,374	63,17 63,173,840
Basic and diluted earnings per share	$(0.02)	$(0.06)

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended December 31, 2010 and 2009.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

During the year ended December 31, 2010 the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operation:

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 3 - GOING CONCERN (CONTINUED)

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

NOTE 4 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of December 31, 2010 and December 31, 2009 the Company owed $404,106 and $255,866 respectively.  These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 5 – NOTES PAYABLE

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (“BCF”) existed as of October 29, 2009.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $42,000.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.98% (based on the US Treasury note yield), two year maturity, volatility of 870.84% (based the daily historical performance of the Company’s stock over two years from the commitment date), and a strike price of $0.35.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 5 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470, the Company is amortizing the BCF over the one year term of the note.  However, on May 16, 2010 an addendum was signed to make the note convertible into units at a price of $0.10 per unit.  Each unit is to consist of one common share and one share purchase warrant with an exercise price of $0.15 and a maturity of two years.  As of May 16, 2010, the Company had recognized $27,314 of interest expense resulting in a carrying value of $6,039.

Due to the addendum, the Company revalued the BCF as of May 16, 2010 and based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $24,000.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.81% (based on the US Treasury note yield), two year maturity, volatility of 467.59% (based the daily historical performance of the Company’s stock over two years from the commitment date), and a strike price of $0.15.

In accordance with ASC 470, the Company is amortizing the BCF over the term of the extension.  As of December 31, 2010 the Company recognized a total of $51,314 of interest expense related to the convertible note.

On July 20, 2010 the due date of the loan was extended to October 31, 2010.  Under the terms of the extension, the company replaced the collateral in the form of 250,000 common shares of the Company held by a related party, with equivalent shares issued from the Company and in addition the Company issued 100,000 common shares for the extension on the loan.

The Company is currently in default on the repayment of this loan, and a demand for the payment of the debenture has been made through the debenture holder’s legal counsel.  The Lender is currently in negotiation with the Company on the terms under which the loan will either be extended or converted into common shares.

On October 15, 2009, the Company signed a promissory note for $400,000.  The note bears interest at 12% per annum and is due along with the principle balance on April 15, 2010. The loan is subject to minimum interest of $12,000 if prepayment is made.  The minimum interest was prepaid and deducted from the gross proceeds of the note and is recorded as prepaid interest which in amortized over the life of the loan as interest expense.  The note is secured by a general security interest in the property of the Company.  In connection with the loan, the Company agreed to a $37,500 loan processing fee to be paid in cash or 150,000 shares of the Company’s Common Stock.  The processing fee has been recorded as a related party payable to a related party who helped facilitate the loan.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 5 – NOTES PAYABLE (CONTINUED)

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that no beneficial conversion feature (“BCF”) existed as of October 15, 2009

On April 15, 2010, an addendum was signed whereby the Company paid the Lender an extension fee of $10,000.00 on signing and a further $10,000 on the due date, October 15, 2010.  The loan conversion featured was also modified such that any outstanding principal sum is convertible into units at $0.10 each (maximum 4,000,000 units), each unit consisting of one fully paid common share and one share purchase warrant  exercisable within two years at $0.15 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of April 15, 2010.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $320,000.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 1.04% (based on the US Treasury note yield), two year maturity, volatility of 456.07% (based on the historical performance of the Company’s stock), and a strike price of $0.15.

In accordance with ASC 470, the Company is amortizing the BCF over the term of the extension.  As of December 31, 2010 the Company has recognized $320,000 of interest expense related to the convertible note.

The Company is currently in default on the repayment of this loan, and a demand for the payment of the debenture has been made through the debenture holder’s legal counsel.  The Lender is currently in negotiation with the Company on the terms under which the loan will either be extended or converted into common shares.

NOTE 6 – COMMON STOCK

The Company has two classes of stock authorized as of December 31, 2010.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2010 and December 31, 2009, respectively.  The Company also has 200,000,000 shares of Common Stock authorized with 45,788,607 and 44,438,607 shares issued and outstanding as of December 31, 2010 and December 31, 2009 respectively.  During the year ended December 31, 2010, the Company issued new shares as follows:

On February 11, 2010 the Company issued 500,000 shares of Common Stock to a consultant as inducement under the terms of the Letter of Intent signed on February 5, 2010.

On August 5, 2010 the Company issued 250,000 shares of Common Stock to a lender under the terms of an extension of the due date of the related loan, to replace equivalent shares of the Company held by a related party as collateral.  Simultaneously, the Company also issued to the lender, 100,000 shares of Common Stock as consideration for the extension.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 6 – COMMON STOCK (CONTINUED)

On October 27, 2010 the Company issued 500,000 shares of Common Stock to a consultant as bonus in relation to the Finders fee agreement dated July 12, 2009, regarding the Company’s investment in Oil and Gas Lease Rights.

NOTE 7 – INCOME TAXES

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

Deferred tax assets:	December 31, 2010	December 31, 2009
Net operating loss carryover	$ (2,910,060))	$ (2,694,499))
Common stock and warrants issued for services	619,311)	553,011
Loss on extinguishment of debt	2,232,581	2,232,581
Impairment of assets	486,020	486,020
Amortization of beneficial conversion feature	296,370	150,172
Valuation allowance	(724,222)	(727,285)
Income tax expense per books	$ -)	$ -)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2010 and 2009 due to the following:

	December 31, 2010	December 31, 2009
Income tax expense at statutory rate	$ (428,058))	$ (1,414,074))
Common stock and warrants issued for services	66,300)	184,860
Loss on extinguishment of debt	-	1,129,150
Impairment of assets	-	39,000
Amortization of beneficial conversion feature	146,197	1,987
Valuation allowance	215,561	59,077
Income tax expense per books	$ -)	$ -)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2010 and 2009

NOTE 7 – INCOME TAXES (CONTINUED)

At December 31, 2010, the Company had net operating loss carry forwards of approximately $2,900,000 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

On February 15, 2011, the Company entered into a settlement agreement with two of their note holders, wherein the outstanding indebtedness the Company has with these note holders of $60,000 and $400,000 will be forgiven in full in exchange for all of the Company’s oil and gas lease rights.  By assignment the Company will exchange 100% of their working interest, all of the right, title and interest of FormCap in their oil and gas lease rights to the note holders.  FormCap will pay or cause to be paid all costs and expenses required in order to effect the foregoing assignment of the leases and the recording of the leases and the assignment thereof.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no additional subsequent events to report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2010, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2010. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of December

31, 2010, our internal control over financial reporting is not effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2010 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 29, 2009, Graham Douglas was appointed as President, Secretary, Treasurer and Director of the company.

On May 18, 2010, Graham Douglas resigned the positions of President, Treasurer, Secretary and Director and Terry R. Fields was appointed to the above positions.

On January 28, 2011, Terry R. Fields resigned the positions of President, Treasurer, Secretary and Director and Graham Douglas was re-appointed to the same positions.

Item 11.  Executive Compensation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2010, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of December 31, 2010, there were 45,788,607 shares of common stock outstanding.

Amount and Nature

Name and

 of Beneficial

Percentage

Address

   Ownership

 of class

Graham Douglas

100,000

Director

    0.22%

 Condominium 6

118 Calle Hortencia Col

Amapas Puerto Vallarta

Mexico 48380

Presidents Financial    1,430,000

Shareholder

3.13%

Corporation

430-5190 Neil Road

Reno, NV 89502

USA

Maxxam Holdings Ltd.      888,888

Shareholder

1.95%

Bx 599 Mrdn Hse Crbn Pl

Leeward Hwy Prvdnciales

Turks & caicos Isl

Presidents Corporate    1,115,000

Shareholder

2.44%

Group

50 Neil Road Suite 800

Reno, NV 89501

USA

Herman Bernstein        1,247,000

Shareholder

2.73%

3500 South Dupont Highway

Dover, Kent, DE 19901, USA

Cale Corporation

    2,420,000

Shareholder

 5.29%

300-500 S Centre Street

Neno, NV 89501

USA

Sofiane Group, Ltd

    2,000,000

Shareholder

 4.37%

35a Regent Street

Belize City

Belize

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  Audit fees for the audit of our Annual Reports on Form 10-K for the years ended December 31, 2010 and 2009 are approximately $13,500 and $7,500, respectively. These fees include auditing fees and review of quarterly financial statements for the fiscal years ended December 31, 2010 and 2009 respectively.

    PART IV

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

Dated:  April 5, 2011

        FORMCAP CORP.

By: ____________________

        Graham Douglas

   President, Secretary, Treasurer & Director.

Exhibit 31.01
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham Douglas, Director and Chief Executive Officer of FormCap Corp., certify that :

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

Dated : April 5, 2011 Signature : /s/ Graham Douglas
-------------------
Graham Douglas
Director and Chief Executive Officer

Exhibit 31.02

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

RULE 13A-14(A) OF THE SECURITIES EXCHANGE ACT AND

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham Douglas, Chief Financial Officer of FormCap Corp. certify that :

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

Dated : April 5, 2011 Signature: /s/ Graham Douglas
-----------------------
Graham Douglas
Chief Executive Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Executive Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

                            /s/ Graham Douglas

                            -----------------------

                                 Graham Douglas

                            Chief Executive Officer

April 5, 2011

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Financial Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

                              /s/ Graham Douglas

                            -----------------------

                                  Graham Douglas

                            Chief Financial Officer

April 5, 2011