Form 10-Q
period 2011-03-31
FORMCAP CORP.
filed 2011-05-18
CIK 1102709

FORMCAP CORP.

FORM 10-Q

 (Quarterly Report)

          Filed May 18, 2011 for the Period Ending 03/31/11

Address	50 WEST LIBERTY STREET
SUITE 880
RENO, NV 89501

Telephone	888-777-8777
CIK	0001102709
Symbol	FRMC
SIC Code	7372 – Prepackaged Software
Fiscal Year	12/31

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011.

OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number : 0 - 28847

FORMCAP CORP.
(Formerly Gravitas International, Inc.)
( Exact name of registrant as specified in its charter )

Nevada 1006772219
------------------------------------------------ ----------------------------------
( State or other jurisdiction of ( I.R.S. Empl. Ident. No. )
incorporation or organization )

50 West Liberty Street, Suite 880, Reno, NV 89501
----------------------------------------------------------------------------------------------
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

45,788,607 as of May 18, 2011.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

FORMCAP CORP.

FORM 10-Q

For the Quarter Ended March 31, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements

6 - 19

Item 2.

Management's Discussion and Analysis of

Financial Condition  And Results of Operations

          20 - 21

Item 3.

Quantitative and Qualitative Disclosures

About  Market Risk

           21

Item 4T.

Controls and Procedures

           21 - 22

PART II

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23 - 24

Item 2.

Unregistered Sales of Equity Securities and

Use of Proceeds

24 - 26

Item 3.

Defaults Upon Senior Securities

26

Item 4.

Submission of Matters to a Vote of Security Holders

26

Item 5.

Other Information

26

Item 6.

Exhibits

26 - 33

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

PART 1. Item 1.  Financial Statements

FORMCAP CORP.

Page No.

Balance Sheets as at March 31, 2011 and December 31, 2010

       6

Statements of Operations for the three months ended March 31, 2011 and 2010 and for the period April 10, 1991(Inception) to

March 31, 2011

        7

Statements of Stockholders' Deficit

   8 - 9

Statements of Cash Flows for the three months ended

March 31, 2011 and 2010 and for the period from

April 10, 1991 (Inception) to March 31, 2011

                   10

Notes to Financial Statements

            11 - 19

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

ASSETS

	March 31, 2011	December 31, 2010
CURRENT ASSETS		
Cash	$ 78	$ 166
Prepaid expenses	25,000	50,000
Total Current Assets	25,078	50,166
OIL AND GAS LEASE RIGHTS	-	250,000
TOTAL ASSETS	$ 25,078	$ 300,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31, 2011	December 31, 2010
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 167,965	$ 225,813
Related party payables	469,076	447,106
Notes payable	27,425	27,425
Convertible notes payable, net of discount	-	460,000
Royal and license fee payable	135,000	135,000
Total Current Liabilities	799,466	1,295,344
TOTAL LIABILITIES	799,466	1,295,344
STOCKHOLDERS' EQUITY (DEFICIT)		
Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001; 45,788,607 and 44,788,607 shares issued and outstanding, respectively	45,789	45,789
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	10,927,823	10,927,823
Deficit accumulated during the exploration stage	(11,731,000)	(11,951,790)
Total Stockholders' Equity (Deficit)	(774,388)	(995,178)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 25,078	$ 300,166

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

FORMCAP CORP.
(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Shares	Common Amount	Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficit)
Balance, December 31, 1991	-	$ -	$ -	$ -	$ -	$ -
Balance, December 31, 1992	-	-	-	-	-	-
Balance, December 31, 1993	-	-	-	-	-	-
Net loss for the year ended December 31, 1994	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 1994	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 1995	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 1996	-	-	-	-	(5,000)	(5,000)
Balance, December 31, 1997	-	-	-	-	(5,000)	(5,000)
Common stock issued for services	334	-	-	5,000	-	5,000
Net loss for the year ended December 31, 1998	-	-	-	-	(33,441)	(33,441)
Balance, December 31, 1998	334	-	-	5,000	(38,441)	(33,441)
Preferred stock issued for cash at $0.01 per share	-	-	-	2,700	-	3,000
Common stock issued for cash	3,099	3	-	720,571	-	720,574
Net loss for the year ended December 31, 1999	-	-	-	-	(705,213)	(705,213)
Balance, December 31, 1999	3,433	3	-	728,271	(743,654)	(15,080)
Common stock issued for cash	2,683	3	-	780,191	-	780,194
Common stock issued for debt settlement	810	1	-	735,628	-	735,629
Common stock issued for services	104	-	-	115,000	-	115,000
Common shares subscribed	-	-	-	-	-	-
Net loss for the year ended December 31, 2000	-	-	-	-	(1,362,045)	(1,362,045)
Balance, December 31, 2007	160,498,607	160,499	(150,000)	6,324,653	(7,123,216)	(788,064)
Shares issued for cash at $0.01 per share	500,000	500	-	4,500	-	5,000
Net loss for the year ended December 31, 2008	-	-	-	-	(105,158)	(105,158)
Balance, December 31, 2008	160,998,607	160,999	(150,000)	6,329,153	(7,228,374)	(888,222)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011and 2010 are not necessarily indicative of the operating results for the full years.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2010 as well as the inception column of the financial statements have been reclassified to conform to the presentation in the March 31, 2011 financial statements.

Exploration Stage Company

The Company is an exploration stage company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of the Company’s exploration stage activities.

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of March 31, 2011 and December 31, 2010, respectively. Basic earnings per share for the three months ended March 31, 2011 and 2010 are as follows:

	For the Three Months Ended March 31,
	2011	2010
Net Income (Net loss) applicable to common shareholders	$220,791	$(271,145)
Weighted average shares outstanding	45,788,607	44,710,829
Basic and diluted earnings per share	$(0.00)	$(0.01)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the three months ended March 31, 2011.

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

As per the last paragraph of Note 6 below, the Company has assigned all of its working interest, and all of the right, title and interests in the oil and gas lease rights to the two convertible note holders on February 15, 2011, as a result of defaulting on the repayment terms.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 3:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

March 31, 2011 and December 31, 2010

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

NOTE 5 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of March 31, 2011 and December 31, 2010 the Company owed $469,076 and $447,106 respectively.  These amounts bear no interest, are not collateralized, and are due on demand.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) existed as of October 29, 2009.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, and the value of the options included in the units, the BCF was valued at $42,000.

The Company used the Black-Scholes option pricing model to value the options included in the convertible units. Included in the assumptions of this calculation, the Company used a risk-free rate of 0.98% (based on the US Treasury note yield), two year maturity, volatility of 870.84% (based on the daily historical performance of the Company’s stock over two years from the commitment date), and a strike price of $0.35.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Financial Statements

March 31, 2011 and December 31, 2010

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

The Company defaulted on the repayment of both convertible loans.  On February 15, 2011, the Company entered into a settlement agreement with the convertible note holders, whereby the outstanding indebtedness the Company had with these note holders of $60,000 and $400,000 was forgiven in full in exchange for all of the Company’s oil and gas lease rights.   The Company assigned 100% of its working interest, all of the right, title and interest of in the oil and gas lease rights to the note holders.  FormCap will pay or cause to be paid all costs and expenses required in order to effect the foregoing assignment of the leases and the recording of the leases and the assignment thereof.

NOTE 7 – COMMON STOCK

The Company has two classes of stock authorized as of December 31, 2010.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of March 31, 2011 and December 31, 2010, respectively.  The Company also has 200,000,000 shares of Common Stock authorized with 45,788,607 and 45,788,607 shares issued and outstanding as of March 31, 2011 and December 31, 2010 respectively.  During the year ended December 31, 2010, the Company issued new shares as follows:

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

March 31, 2011 and December 31, 2010

NOTE 7 – COMMON STOCK (CONTINUED)

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

March 31, 2011 and December 31, 2010

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

Results of Operations for the quarters ended March 31, 2011 and 2010.

The operating results and cash flows are presented for the quarters ended March 31, 2011 and 2010 and for the period of inception to March 31, 2011.

Revenues. There was no revenue for the quarters ended March 31, 2011 and 2010.

Operating Expenses. For the quarter ended March 31, 2011, we had total operating expenses of $76,875 as compared to $226,630 for the quarter ended March 31, 2010.  This was accounted for mainly by the fair value of a block of common shares issued in March 2010 to induce the counter-party to sign a Oil & Gas Farm-in, Operating & Consulting Agreement with the Company.

Interest Expense.  The quarter ended March 31, 2011 had interest expense of $13,800, compared to $44,515 for three months ended March 31, 2010.  This was because of the amortization in the latter period, of the Beneficial Conversion Feature (“BCF”) of the Convertible Notes Payable.  As the BCF was completely amortized in 2010, there was no similar amortization expense in 2011.

Gain on settlement of debts.  There was realized in the quarter ended March 31, 2011, a gain on settlement of debts of $311,466 (March 31, 2010: nil).  The gain arose from the agreed exchange of the Company’s oil & gas lease rights for the forgiveness of two debts in their entirety, plus all outstanding interest and financing fee owed.

Net Income. The net income for the quarter ended March 31, 2011 was $220,791 as compared to a net loss of $271,145, for the quarter ended March 31, 2010.  The significantly different periodic results were mainly attributed to the gain on settlement of debts.

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

Item 4T.  Controls and Procedures (continued).

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As the Company has no recent operating history or revenue and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We will, in all likelihood, sustain operating expenses without corresponding revenues, at

Item 1A. Risk Factors (Continued)

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

On February 11, 2010, 500,000 shares were issued to Norman J Mackenzie  for consulting services valued at $170,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

On July 20, 2010, 250,000 shares at $0.05 per share were issued to Leare Developments Ltd. as collateral for its Convertible Note Payable.

On July 20, 2010, 100,000 shares at $0.05 per share were issued to Leare Developments Ltd. as fee for extension of the repayment of its Convertible Note Payable.

On October 27, 2010, 500,000 shares at $0.04 per share were issued to Jim Romano as finders fee as per agreements dated July 21, and October 5, 2010.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the first quarter of 2011.

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

Dated May 18, 2011

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

Dated : May 18, 2011 Signature:/s/ Graham Douglas

                                                             ---------------------------

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

Dated : May 18, 2011 Signature: /s/ Graham Douglas
--------------------------
Graham Douglas
Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Executive Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

                            /s/ Graham Douglas

                            -------------------------

                                 Graham Douglas

                            Chief Executive Officer

May 18, 2011

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Financial Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1) The Report fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The  information  contained in the Report  fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

                              /s/ Graham Douglas

                            ---------------------------

                                  Graham Douglas

                            Chief Financial Officer

May 18, 2011