Form 10-Q
period 2011-06-30
FORMCAP CORP.
filed 2011-09-08
CIK 1102709

FORMCAP CORP.

FORM 10-Q

 (Quarterly Report)

          Filed September 9, 2011 for the Period Ending 06/30/11

Address

50 WEST LIBERTY STREET

SUITE 880

RENO, NV 89501

Telephone

888-777-8777

CIK

0001102709

Symbol

FRMC

SIC Code

7372 – Prepackaged Software

Fiscal Year

12/31

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011.

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
------------------------------------------------------------------------------------------------------
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

45,788,607 as of September 9, 2011.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

FORMCAP CORP.

FORM 10-Q

For the Quarter Ended June 30, 2011

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements

6 - 22

Item 2.

Management's Discussion and Analysis of

Financial Condition  And Results of Operations

          23 - 24

Item 3.

Quantitative and Qualitative Disclosures

About  Market Risk

           24 - 26

Item 4T.

Controls and Procedures

           26

PART II

Item 1.

Legal Proceedings

26

Item 1A.

Risk Factors

26

Item 2.

Unregistered Sales of Equity Securities and

Use of Proceeds

27 - 29

Item 3.

Defaults Upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits

            29

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

PART 1. Item 1.  Financial Statements

FORMCAP CORP.

Page No.

Balance Sheets as at June 30, 2011 and December 31, 2010

          7

Statements of Operations for the six months ended June 30, 2011 and 2010 and for the period April 10, 1991(Inception) to

June 30, 2011

           8

Statements of Stockholders' Deficit

          9 - 11

Statements of Cash Flows for the six months ended

June 30, 2011 and 2010 and for the period from

April 10, 1991 (Inception) to June 30, 2011

                      12

Notes to Financial Statements

          14 - 22

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	From Inception on April 10, 1991 to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES			
Net Income (Loss)	$ 210,954	$ (576,779)	$ (11,740,836)
Adjustments to reconcile net loss to net cash used by operating activities:			
Amortization of prepaid expenses	50,000		224,262
Amortization of beneficial conversion feature	-	-	379,961
Depreciation and amortization	-	-	277,322
Expenses paid by related parties	43,440	-	43,440
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	-	-	4,154,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities:			
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Gain on settlement of debt	(561,466)		(561,466)
Prepaid expenses and other current assets	-	57,898	(110,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	(17,804)	120,841	84,609
Royalty and license fees	-	-	196,765
Net Cash Used in Operating Activities	(274,876)	(398,040)	(4,936,913)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Extinguishment of oil and gas leases	250,000	-	250,000
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000
Net Cash Used in Investing Activities	250,000	-	(978,096)
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from related party payables	6,551	83,939	2,041,761
Repayments of related party payables	(1,000)	-	(637,013)
Proceeds from notes payable	20,000	(264,360)	899,860
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	589,020	3,608,242
Net Cash Provided by Financing Activities	25,551	408,599	5,915,850
NET INCREASE (DECREASE) IN CASH	675	10,559	841
CASH AT BEGINNING OF PERIOD	166	1,357	-
CASH AT END OF PERIOD	$ 841	$ 11,916	$ 841

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011 and 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the June 30, 2011 financial statements.

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

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of June 30, 2011 and December 31, 2010, respectively. Basic earnings per share for the six months ended June 30, 2011 and 2010 are as follows:

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Net Income(Loss) applicable to common shareholders	$210,954	$(576,778)
Weighted average shares outstanding	45,788,607	44,938,607
Basic and diluted earnings per share	$0.00	$(0.01)

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the six months ended June 30, 2011.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

In accordance with ASC 470, the Company is amortizing the BCF over the term of the extension.  As of December 31, 2010 the Company has recognized $320,000 of interest expense related to the convertible note.

The Company defaulted on the repayment of both convertible loans.  On February 15, 2011, the Company entered into a settlement agreement with the convertible note holders, wherein the outstanding indebtedness the Company has with these note holders of $60,000 and $400,000 was forgiven in full in exchange for all of the Company’s oil and gas lease rights.  By assignment the Company exchanged 100% of their working interest, all of the rights, title and interests of FormCap in their oil and gas lease rights to the note holders.  FormCap will pay or cause to be paid all costs and expenses required in order to effect the foregoing assignment of the leases and the recording of the leases and the assignment thereof.

NOTE 5 – COMMON STOCK

The Company has two classes of authorized stock.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of June 30, 2011 and December 31, 2010, respectively.  The Company also has 200,000,000 shares of Common Stock authorized with 45,788,607 shares issued and outstanding as of June 30, 2011 and 44,438,607 shares issued as of December 31, 2010. During the Period ended June 30, 2011 and the year ended December 31, 2010, the Company issued new shares as follows:

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

NOTE 6 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of June 30, 2011 and December 31, 2010 the Company owed $500,498 and $451,506 respectively.  These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 7 – SUBSEQUENT EVENTS

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

June 30, 2011 (Unaudited)

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

On March 16, 2011, the Company signed a Farm-Out Agreement for oil and gas exploration in the Peco Area of Alberta. The Farm-Out Agreement between FormCap Corp. and a private Alberta Corporation is comprised of a Seismic Option, a Farm-Out and a Participation clause. The Agreement stipulated a commencement date for the shooting of a 3D seismic program on the Farm-Out Lands not later than June 1, 2011 and a Commencement Date of November 1, 2011 for spudding and continuous drilling of a Test Well. Due to conditions in the oil and gas industry these dates were amended to October 1, 2011 for commencement of seismic program and February 1, 2012 for the spudding of a Test Well. The Agreement provides FormCap 60 days following completion of the seismic program to elect to drill the Test Well. Upon completion of the Test Well FormCap shall have earned a 40% working interest in the well subject to a 10% Gross Overiding Royalty payable to the Farmor. The Farmor may elect to convert the Gross Overiding Royalty to a 50% interest in FormCap’s working interest ( ie: a 20% working interest).

Results of Operations for the six months ended June 30, 2011 and 2010.

The operating results and cash flows are presented for the quarters ended June 30, 2011 and 2010 and for the period of inception to June 30, 2011.

Revenues. There was no revenue for the quarters ended June 30, 2011 and 2010..

Operating Expenses. For the six months ended June 30, 2011, we had total operating expenses of $86,712 as compared to $363,825 for the six months ended June 30, 2010.  This was accounted for mainly by the fair value of a block of common shares issued in March 2010 to induce the counter-party to sign a Oil & Gas Farm-in, Operating & Consulting Agreement with the Company.

Interest Expense.  The six months ended June 30, 2011 had interest expense of $13,800, compared to $212,953 for the six months ended June 30, 2010.  This was because of the amortization in the latter period, of the Beneficial Conversion Feature (“BCF”) of the Convertible Notes Payable.  As the BCF was completely amortized in 2010, there was no similar amortization expense in 2011.

Net Loss. The net loss for the quarter ended June 30, 2011 was $9,836 as compared to $305,634 for the quarter ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 4T.  Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of June 30, 2011, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of June 30, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of June 30, 2011, our internal control over financial reporting is not effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

.

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

Dated:  September 9, 2011

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

Dated : September 9, 2011 Signature:/s/ Graham Douglas

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

Dated : September 9, 2011 Signature: /s/ Graham Douglas
--------------------------
Graham Douglas
Chief Financial Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Executive Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

September 9, 2011

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

September 9, 2011