Form 10-Q
period 2011-09-30
FORMCAP CORP.
filed 2011-11-09
CIK 1102709

FORMCAP CORP.

FORM 10-Q

 (Quarterly Report)

          Filed November 9, 2011 for the Period Ending 09/30/11

Address

50 WEST LIBERTY STREET

SUITE 880

RENO, NV 89501

Telephone

888-777-8777

CIK

0001102709

Symbol

FRMC

SIC Code

7372 – Prepackaged Software

Fiscal Year

12/31

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011.

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

Non-accelerated filer ( ) Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes ( X ) No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer’s common stock, $0.001 par value, was

45,788,607 as of November 9, 2011.

FORMCAP CORP.

FORM 10-Q

For the Quarter Ended September 30, 2011

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

Defaults Upon Senior Securities

29

Item 4.

Submission of Matters to a Vote of Security Holders

29

Item 5.

Other Information

29

Item 6.

Exhibits

            29

PART 1. Item 1.  Financial Statements

FORMCAP CORP.

Page No.

Balance Sheets as at September 30, 2011 and December 31, 2010

          7

Statements of Operations for the nine months ended September 30, 2011 and 2010 and for the period April 10, 1991(Inception) to

September 30, 2011

           8

Statements of Stockholders' Deficit

                 9 - 11

Statements of Cash Flows for the nine months ended

September 30, 2011 and 2010 and for the period from

April 10, 1991 (Inception) to September 30, 2011

                      12

Notes to Financial Statements

               14 - 22

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Balance Sheets

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)	
CURRENT ASSETS		
Cash	$ 593	$ 166
Prepaid expenses	-	50,000
Total Current Assets	593	50,166
OIL AND GAS LEASE RIGHTS	-	250,000
TOTAL ASSETS	$ 593	$ 300,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30, 2011	December 31, 2010
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 108,775	$ 225,813
Related party payables	522,851	451,506
Notes payable	43,025	23,025
Convertible notes payable, net of discount	-	460,000
Royal and license fee payable	135,000	135,000
Total Current Liabilities	809,651	1,295,344
TOTAL LIABILITIES	809,651	1,295,344
STOCKHOLDERS' EQUITY (DEFICIT)		
Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001; 45,788,607 and 45,788,607 shares issued and outstanding, respectively	45,789	45,789
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	10,927,823	10,927,823
Deficit accumulated during the exploration stage	(11,765,670)	(11,951,790)
Total Stockholders' Equity (Deficit)	(809,058)	(995,178)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 593	$ 300,166

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Statements of Operation (Unaudited)

For the Three Months ended September 30, 2011	2010	For the Nine Months ended September 30, 2011	2010	From Inception on April 10, 1991 to September 30, 2011
REVENUES	$ -	$ -	$ -	$ -	$ 321,889
COST OF SALES	-	-	-	-	352,683
GROSS MARGIN	-	-	-	-	(30,794)
OPERATING EXPENSES					
Consulting fees	15,000	90,209	72,341	402,450	918,608
Loss on impairment of assets	-	-	-	-	1,146,206
Financing expenses	-	8,333	-	21,333	778,946
General and administrative expenses	9,834	19,013	39,205	57,597	5,509,093
Total Operating Expenses	24,834	117,555	111,546	481,380	8,352,853
LOSS FROM OPERATIONS	(24,834)	(117,555)	(111,546)	(481,380)	(8,383,647)
OTHER INCOME AND (EXPENSE)					
Interest expense	-	(290,784)	(13,800)	(503,737)	(864,178)
Gain on foregiveness of debt	-	-	311,466	-	311,466
Loss on settlement of debt	-	-	-	-	(2,829,311)
Total Other Income and (Expense)	-	(290,784)	297,666	(503,737)	(3,382,023)
INCOME (LOSS) BEFORE INCOME TAXES	(24,834)	(408,339)	186,120	(985,117)	(11,765,670)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$ (24,834)	$ (408,339)	$ 186,120	$ (985,117)	$ (11,765,670)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)	$ 0.00	$ (0.02)	
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,788,607	44,938,607	45,788,607	44,825,347

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficit)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

Preferred		Common		Stock	Additional	Deficit Accumulated	Total
	Shares	Amount	Shares	Amount	Subscription Receivable	Paid-In Capital	During the Exploration Stage	Stockholders' Equity (Deficit)
Balance, December 31, 2000	300,000	300	7,030	7	-	2,359,090	(2,105,699)	253,698
Common stock issued for cash	-	-	65,070	65	-	1,300,935	-	1,301,000
Common shares issued through preferred stock conversion	(300,000)	(300)	1,000	1	-	299	-	-
Common stock issued for services	-	-	-	-	-	47,269	-	47,269
Common stock issued in acquisition	-	-	2,500	3	-	184,997	-	185,000
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	(1,980,176)	(1,980,176)
Balance, December 31, 2001	-	-	75,600	76	-	3,892,590	(4,085,875)	(193,209)
Shares issued for private placement	-	-	4,341	4	-	235,996	-	236,000
Shares isued for exercise of options	-	-	2,500	2	-	249,998	-	250,000
Stock option compensation	-	-	-	-	-	305,788	-	305,788
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(1,599,462)	(1,599,462)
Balance, December 31, 2002	-	-	82,441	82	-	4,684,372	(5,685,337)	(1,000,883)
Shares issued for private placement	-	-	545	1	-	16,329	-	16,330
Shares issued for services	-	-	1,000	1	-	31,999	-	32,000
Shares issued for debt settlement	-	-	36,464	36	-	728,631	-	728,667
Stock options granted for services	-	-	-	-	-	9,897	-	9,897
Stock options granted for debt settlement	-	-	-	-	-	421,417	-	421,417
Stock option compensation	-	-	-	-	-	134,167	-	134,167
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(1,294,174)	(1,294,174)
Balance, December 31, 2003	-	-	120,450	120	-	6,026,812	(6,979,511)	(952,579)
Shares issued for debt settlement	-	-	750	1	-	49,999	-	50,000
Shares issued for professional fees	-	-	4,100	4	-	1,216	-	1,220
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(86,485)	(86,485)
Balance, December 31, 2004	-	-	125,300	125	-	6,078,027	(7,065,996)	(987,844)
Stock options exercised	-	-	38,307	39	-	(39)	-	-
Shares issued for debt settlement	-	-	50,000	50	-	99,950	-	100,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(12,197)	(12,197)
Balance, December 31, 2005	-	-	213,607	214	-	6,177,938	(7,078,193)	(900,041)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(7,428)	(7,428)
Balance, December 31, 2006	-	-	213,607	214	-	6,177,938	(7,085,621)	(907,469)
Shares issued for debt settlement at $0.001 to $0.01 per share	-	-	10,285,000	10,285	-	146,715	-	157,000
Shares issued for cash at $0.001 per share	-	-	150,000,000	150,000	(150,000)	-	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(37,595)	(37,595)
Balance, December 31, 2007	-	-	160,498,607	160,499	(150,000)	6,324,653	(7,123,216)	(788,064)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Statements of Stockholders' Equity (Deficit) (Continued)

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	From Inception on April 10, 1991 to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES			
Net Income (Loss)	$ 186,120	$ (985,118)	$ (11,765,670)
Adjustments to reconcile net loss to net cash used by operating activities:			
Amortization of prepaid expenses	50,000		224,262
Amortization of beneficial conversion feature	-	454,451	379,961
Depreciation and amortization	-	-	277,322
Common stock and options issued for services	-	150,000	943,977
Common stock and options issued for collateral and extension	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	-	-	4,154,908
Interest expense in connection with induced conversion		-	262,032
Foreign currency exchange		-	(120,814)
Changes to operating assets and liabilities:			
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Gain on settlement of debt	(561,466)		(561,466)
Prepaid expenses and other current assets	-	82,899	(110,429)
Prepaid royalties	-		(99,980)
Expenses paid by related parties	65,794	-	65,794
Accounts payable and accrued liabilities	(15,572)	143,325	86,841
Bank overdraft	-	-	-
Royalty and license fees	-	-	196,765
Net Cash Used in Operating Activities	(275,124)	(154,443)	(4,937,161)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Extinguishment of oil and gas leases	250,000		250,000
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000
Net Cash Used in Investing Activities	250,000	-	(978,096)
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from related party payables	6,551	127,356	2,041,761
Repayments of related party payables	(1,000)	(21,641)	(637,013)
Proceeds from notes payable	20,000	47,400	899,860
Repayment of notes payable	-	-	-
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock	-	-	
and stock options	-	-	3,608,242
Net Cash Provided by Financing Activities	25,551	153,115	5,915,850
NET INCREASE (DECREASE) IN CASH	427	(1,328)	593
CASH AT BEGINNING OF PERIOD	166	1,357	-
CASH AT END OF PERIOD	$ 593	$ 29	$ 593

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 and 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2010 financial statements have been reclassified to conform to the presentation in the September 30, 2011 financial statements.

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

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of September 30, 2011 and December 31, 2010, respectively. Basic earnings per share for the nine months ended September 30, 2011 and 2010 are as follows:

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the Nine Months Ended September 30,
	2011	2010
Net Income(Loss) applicable to common shareholders	$186,120	$(985,117)
Weighted average shares outstanding	45,788,607	44,938,607
Basic and diluted earnings per share	$0.00	$(0.02)

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the nine months ended September 30, 2011.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties

In accordance with ASC 932, the Company follows the successful efforts method of accounting for its oil and gas activities.  Accordingly, the costs associated with developmental oil and gas properties are capitalized and recovered using units of production cost depletion method.  Exploratory cost, including the cost of exploratory dry holes and related geological and geophysical cost are charged as current expense.  In instances where the status of a well is indeterminable at the end of the year, it is the Company’s practice to capitalize these costs as oil and gas properties, until such time as the outcome of drilling becomes known to the Company. Wells cannot remain in a status of indeterminable for a period greater than twelve months.  As of September 30, 2011, the Company did not have any Oil and Gas properties.

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 4 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

NOTE 5 – COMMON STOCK

The Company has two classes of authorized stock.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of September 30, 2011 and December 31, 2010, respectively.  The Company also has 200,000,000 shares of Common Stock authorized with 45,788,607 shares issued and outstanding as of September 30, 2011 and 44,438,607 shares issued as of December 31, 2010. During the Period ended September 30, 2011 and the year ended December 31, 2010, the Company issued new shares as follows:

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

NOTE 6 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of September 30, 2011 and December 31, 2010 the Company owed $522,851 and $451,506 respectively.  These amounts bear no interest, are not collateralized, and are due on demand.

FORMCAP CORP.

(Formerly: Gravitas International, Inc.)

(An Exploration Stage Company)

Notes to Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operations for the nine months ended September 30, 2011 and 2010.

The operating results and cash flows are presented for the quarters ended September 30, 2011 and 2010 and for the period of inception to September 30, 2011.

Revenues. There was no revenue for the quarters ended September 30, 2011 and 2010.

Operating Expenses. For the nine months ended September 30, 2011, we had total operating expenses of $111,546 as compared to $481,380 for the nine months ended September 30, 2010.  This was accounted for mainly by the fair value of a block of common shares issued in March 2010 to induce the counter-party to sign a Oil & Gas Farm-in, Operating & Consulting Agreement with the Company.

Interest Expense.  The nine months ended September 30, 2011 had interest expense of $13,800, compared to $503,737 for the nine months ended September 30, 2010.  This was because of the amortization in the latter period, of the Beneficial Conversion Feature (“BCF”) of the Convertible Notes Payable.  As the BCF was completely amortized in 2010, there was no similar amortization expense in 2011.

Net Loss. The net loss for the quarter ended September 30, 2011 was $24,834 as compared to $408,339 for the quarter ended September 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 4T.  Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of September 30, 2011, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of September 30, 2011, our internal control over financial reporting is not effective.

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

Dated:  November 9, 2011

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

Dated : November 9, 2011 Signature:/s/ Graham Douglas

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

Dated : November 9, 2011 Signature: /s/ Graham Douglas
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

                            /s/ Graham Douglas

                            -------------------------

                                 Graham Douglas

                            Chief Executive Officer

November  9, 2011

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

November 9, 2011