Form 10-K
period 2011-12-31
FORMCAP CORP.
filed 2012-04-16
CIK 1102709

FORMCAP CORP.

FORM 10-K

 (Annual Report)

          Filed April 16, 2011 for the year Ending 12/31/11

Address

50 WEST LIBERTY STREET

SUITE 880

RENO, NV 89501

Telephone

888-777-8777

CIK

0001102709

Symbol

FRMC

SIC Code

7372 – Prepackaged Software

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011.

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

Yes (  )   No ( X )

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 13, 2012 was $762,160 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over-the-Counter Bulletin Board of $0.012

At April 16, 2012 the Company had outstanding of 100,788,607 shares of Common Stock, $0.001 par value per share.

 FORM CAP CORP.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $11,860,221 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company’s ability to continue as a going concern.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2011.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is presently quoted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board and on the “Pink Sheets” under the symbol “FRMC”.

As of December 31, 2011, the Company had approximately 98 shareholders on record of its common stock. The Company has not paid cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the common stock. Declaration of common stock dividends will remain within the discretion of the Company’s Board of Directors and will depend upon the Company’s growth, profitability, financial condition and other relevant factors.

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

     2011                High

Low

1st Quarter

0.0275          0.01

2nd Quarter

0.027

0.005

3rd Quarter

0.012

0.0025

4th Quarter

0.0099

0.0015

     2010                High

Low

1st Quarter

0.46           0.10

2nd Quarter

0.15

0.075

3rd Quarter

0.093

0.03

4th Quarter

0.055

0.01

2009

High

Low

1st Quarter

0.31

0.03

2nd Quarter

0.30

0.026

3rd Quarter

0.32

0.08

4th Quarter

0.45

0.24

As of December 31, 2011, there were 100,788,607 common shares issued and have approximately 98 shareholders on record. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

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

RECENT SALES OF RESTRICTED SECURITIES

On November 23, 2011 25,000,000 common shares were issued under a debt settlement agreement with a related Party.

On December 1, 2011, 10,000,000 common shares were issued under the terms of a Oil & Gas Farm-In, Operating and Consulting Agreement with a consultant.

On December 1, 2011, 10,000,000 common shares were issued to the same consultant as payment in full of debt arising under a Consulting Agreement.

On Decemebr 1, 2011, 10,000,000 common shares were issued to the President of the Company as payment for services rendered in the performance of his duties.

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

Results of Operations for the Years ended December 31, 2011.

The audited operating results and cash flows are presented for the year ended December 31, 2011 and 2010 and for the period of inception to December 31, 2011.

Revenues. There is no revenue for the year ended December 31, 2011 and 2010.

Operating Expenses. For the year ended December 31, 2011, we had total operating expenses of $181,486 as compared to $639,520 for the year ended December 31, 2010. The reduction is due to a $373,834 decrease in consulting services and a reduction of $36,200 in General and admin expenses and the elimination of $48,000 in financing expenses.

Consultation Fees. For the year ended December 31, 2011, we had consultation fees of $132,433 as compared to $506,267 for the previous year.  The difference was mainly attributed to the 2010 consultation incurred for the Weber City Prospect in Curry County, New Mexico, which did not persist into the 2011 fiscal year.

Interest Expense.  The Company incurred $13,800 in interest expense in 2011, compared to $458,065 in 2010.  The Company bore a full year of interest charges and amortization of the discounts on the notes payable in 2010; whereas in 2011, only about a month’s worth of interest was borne, with no amortization of the discounts on the notes.

Gain on foregiveness of debt.  In 2011, the company gained from the settlement of debt associated with the Leare property of $286,855.

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

Item 8.  Financial Statements and Supplementary Data

FORMCAP CORP.

 (An Exploration Stage Company)

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

FINANCIAL STATEMENTS

December 31, 2011 and 2010

Page

Audit Report of Independent Accountants

19

Balance Sheets – December 31, 2011 and 2010

20

Statements of Operations for the years ended December 31, 2011 and 2010 and for the period April 10, 1991 (Inception) to December 31, 2011

21

Statements of Stockholder’s Equity (Deficit) for the years ended December 31, 2011 and 2010 and for the period April 10, 1991 (Inception) to December 31, 2011

 22

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period April 10, 1991 (Inception) to December 31, 2011

 25

Notes to Financial Statements

27

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FormCap Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of FormCap Corp., as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of FormCap Corp., as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had losses from operations of $181,486 for the year ended December 31, 2011, an accumulated deficit of $11,860,221 and working capital deficit of $698,609 as of December 31, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2012

FORMCAP CORP.

 (An Exploration Stage Company)

TABLE OF CONTENTS

20

FORMCAP CORP.

 (An Exploration Stage Company)

BALANCE SHEETS

ASSETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS		
Cash	$ 504	$ 166
Prepaid expenses	64,167	50,000
Total Current Assets	64,671	50,166
OIL AND GAS LEASE RIGHTS	-	250,000
TOTAL ASSETS	$ 64,671	$ 300,166

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	December 31, 2011	December 31, 2010
CURRENT LIABILITIES		
Accounts payable and accrued liabilities	$ 37,345	$ 225,813
Related party payables	520,851	451,506
Notes payable	70,084	23,025
Convertible notes payable, net of discount	-	460,000
Royal and license fee payable	135,000	135,000
Total Current Liabilities	763,280	1,295,344
TOTAL LIABILITIES	763,280	1,295,344
STOCKHOLDERS' DEFICIT		
Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001; 100,788,607 and 45,788,607 shares issued and outstanding, respectively	100,789	45,789
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	11,077,823	10,927,823
Deficit accumulated during the exploration stage	(11,860,221)	(11,951,790)
Total Stockholders' Deficit	(698,609)	(995,178)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 64,671	$ 300,166

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

 (An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from inception April 10, 1991 to December 31, 2011

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

 (An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

For the period from inception April 10, 1991 to December 31, 2011

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

For the period from inception April 10, 1991 to December 31, 2011

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2011	2010	From Inception on April 10, 1991 to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES			
Net Income (Loss)	$ 91,569	$ (1,097,585)	$ (11,860,221)
Adjustments to reconcile net loss to net cash used by operating activities:			
Amortization of prepaid expenses	85,833	107,898	260,095
Amortization of beneficial conversion feature		374,865	379,961
Expenses paid by related parties	86,794		86,794
Depreciation and amortization		-	277,322
Gain on settlement of debt and extinguishing of oil and gas leases	(286,855)		(286,855)
Common stock and options issued for services		170,000	943,977
Common stock and options issued for collateral and extension of debt		17,500	17,500
Loss on impairment of assets		-	1,174,833
Loss on settlement of debt		-	4,154,908
Interest expense in connection with induced conversion		-	262,032
Foreign currency exchange		-	(120,814)
Changes to operating assets and liabilities:			
Accounts receivable		-	3,203
Inventories		-	(66,200)
Prepaid expenses and other current assets	(30,000)	-	(140,429)
Prepaid royalties			(99,980)
Accounts payable and accrued liabilities	(1,613)	210,297	100,800
Bank overdraft	-	-	-
Royalty and license fees	-	-	196,765
Net Cash Used in Operating Activities	(54,272)	(217,025)	(4,716,309)
CASH FLOWS FROM INVESTING ACTIVITIES			
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Extinguishment of oil and gas leases			-
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000
Net Cash Used in Investing Activities	-	-	(1,228,096)
CASH FLOWS FROM FINANCING ACTIVITIES			
Proceeds from related party payables	8,550	154,458	2,043,760
Repayments of related party payables	(999)	(6,218)	(637,012)
Proceeds from notes payable	47,059	67,594	926,919
Repayment of notes payable	-	-	-
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock	-	-	
and stock options	-	-	3,608,242
Net Cash Provided by Financing Activities	54,610	215,834	5,944,909
NET INCREASE (DECREASE) IN CASH	338	(1,191)	504
CASH AT BEGINNING OF PERIOD	166	1,357	-
CASH AT END OF PERIOD	$ 504	$ 166	$ 504

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (CONTINUED)

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2010 as well as the inception column of the financial statements have been reclassified to conform to the presentation in the December 31, 2011 financial statements.

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

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of December 31, 2011 and 2010, respectively. Basic earnings per share for the year ended December 31, 2011 and 2010 are as follows:

	For the Years Ended December 31,
	2011	2010
Net Income (Loss) /Loss applicable to common shareholders	$91,569	$(1,097,585)
Weighted average shares outstanding	51,007,785	63,17 45,127,374
Basic and diluted earnings per share	$0.00	$(0.02)

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended December 31, 2011 and 2010.

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

FORMCAP CORP.

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

Recent Accounting Pronouncements

During the year ended December 31, 2011 the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operation:

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

FORMCAP CORP.

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

FORMCAP CORP.

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of December 31, 2011 and December 31, 2010 the Company owed $520,851 and $451,506  respectively.  These amounts bear no interest, are not collateralized, and are due on demand.

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

FORMCAP CORP.

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

In accordance with ASC 470, the Company is amortizing the BCF over the term of the extension.  As of December 31, 2011 the Company recognized a total of $51,314 of interest expense related to the convertible note.

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

The lender shall be entitled to, at any time during the term of this Loan Agreement before repayment of the Principal Sum and by notice in writing to the Company, convert the outstanding Principal Sum to 400,000 units of the Company, each such unit consisting of one common share and one share purchase warrant with an exercise price of $0.35 and a maturity of two years.

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

FORMCAP CORP.

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

NOTE 6 – COMMON STOCK

The Company has two classes of stock authorized as of December 31, 2011.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2011 and December 31, 2010, respectively.  The Company also has 200,000,000 shares of Common Stock authorized with 100,788,607 and 45,788,607 shares issued and outstanding as of December 31, 2011 and December 31, 2010 respectively.  During the year ended December 31, 2011, the Company issued new shares as follows:

On November 23, 2011 25,000,000 common shares were issued under a debt settlement agreement with a related Party.

On December 1, 2011, 10,000,000 common shares were issued under the terms of an Oil & Gas Farm-In, Operating and Consulting Agreement with a consultant.

On December 1, 2011, 10,000,000 common shares were issued to the same consultant under a debt settlement agreement as payment in full for previous debt incurred under a Consulting Agreement.

On December 1, 2011, 10,000,000 common shares were issued to the President of the Company as payment for services rendered in the performance of his duties.

NOTE 7 – INCOME TAXES

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been

FORMCAP CORP.

 (An Exploration Stage Company)

Notes to Financial Statements

December 31, 2011 and 2010

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

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

Deferred tax assets:	December 31, 2011	December 31, 2010
Net operating loss carryover	$ (6,580,054))	$ (6,544,342))
Common stock and warrants issued for services	646,611)	619,311
Common stock issued for settlement of debt	52,650
Loss on extinguishment of debt	2,120,708	2,232,581
Impairment of assets	486,020	486,020
Amortization of beneficial conversion feature	296,370	296,370
Valuation allowance	(2,977,695)	(2,910,060)
Income tax expense per books	$ -)	$ -)

NOTE 7 – INCOME TAXES (CONTINUED)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following:

	December 31, 2011	December 31, 2010
Income tax expense at statutory rate	$ (35,712))	$ (428,058))
Common stock and warrants issued for services	27,300)	66,300
Loss on extinguishment of debt	52,650	-
Impairment of assets	-	-
Amortization of beneficial conversion feature	-	146,197
(Gain) Loss on extinguishment of debt	(111,873)	-
Valuation allowance	67,635	215,561
Income tax expense per books	$ -)	$ -)

At December 31, 2011, the Company had net operating loss carry forwards of approximately $6,580,054 through 2031.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no subsequent events to report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2011, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2011. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of December

31, 2011, our internal control over financial reporting is not effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2011 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2011, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of December 31, 2011, there were 100,788,607 shares of common stock outstanding.

Amount and Nature

Name and

 of Beneficial

Percentage

Address

   Ownership

 of class

Graham Douglas

    10,100,000    Director

10.02%

 Condominium 6

118 Calle Hortencia Col

Amapas Puerto Vallarta

Mexico 48380

Presidents Financial    26,430,000

Shareholder

26.22%

Corporation

430-5190 Neil Road

Reno, NV 89502

USA

Maxxam Holdings Ltd.      888,888

Shareholder

0.88%

Bx 599 Mrdn Hse Crbn Pl

Leeward Hwy Prvdnciales

Turks & caicos Isl

Presidents Corporate    3,225,000

Shareholder

3.20%

Group

50 Neil Road Suite 800

Reno, NV 89501

USA

Herman Bernstein        1,247,000

Shareholder

1.24%

3500 South Dupont Highway

Dover, Kent, DE 19901, USA

Cale Corporation

    2,420,000

Shareholder

 2.40%

300-500 S Centre Street

Neno, NV 89501

USA

Sofiane Group, Ltd

    2,000,000

Shareholder

 1.98%

35a Regent Street

Belize City

Belize

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  Audit fees for the audit of our Annual Reports on Form 10-K for the years ended December 31, 2011 and 2010 are approximately $12,000 and $12,000, respectively. These fees include auditing fees and review of quarterly financial statements for the fiscal years ended December 31, 2011 and 2010 respectively.

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

Dated:  April 16, 2012

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

Dated : April 16, 2012 Signature : /s/ Graham Douglas
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

Dated : April 16, 2012 Signature: /s/ Graham Douglas
-----------------------
Graham Douglas
Chief Executive Officer

EXHIBIT 32 .01

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Executive Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

April 16, 2012

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Financial Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

April 16, 2012