Form 10-Q
period 2012-03-31
FORMCAP CORP.
filed 2012-05-21
CIK 1102709

FORMCAP CORP.

FORM 10-Q

 (Quarterly Report)

          Filed May 21, 2012 for the Period Ending 03/31/12

Address

50 WEST LIBERTY STREET

SUITE 880

RENO, NV 89501

Telephone

888-777-8777

CIK

0001102709

Symbol

FRMC

SIC Code

7372 – Prepackaged Software

Fiscal Year

12/31

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012.

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

Non-accelerated filer ( ) Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ( ) Yes ( X ) No

     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding the issuer’s common stock, $0.001 par value, was

100,788,607 as of May 21, 2012.

FORMCAP CORP.

FORM 10-Q

For the Quarter Ended March 31, 2012

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Pages

Item 1.

Financial Statements

5

Item 2.

Management's Discussion and Analysis of

Financial Condition  And Results of Operations

           14

Item 3.

Quantitative and Qualitative Disclosures

About  Market Risk

           15

Item 4T.

Controls and Procedures

           15

PART II

Item 1.

Legal Proceedings

16

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and

Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 5.

Other Information

18

Item 6.

Exhibits

            20

PART 1. Item 1.  Financial Statements

FORMCAP CORP.

Page No.

Balance Sheets as at March 31, 2012 and December 31, 2011

          6

Statements of Operations for the three months ended March 31, 2012 and 2011 and for the period April 10, 1991(Inception) to

March 31, 2012

          7

Statements of Cash Flows for the three months ended

March 31, 2012 and 2011 and for the period from

April 10, 1991 (Inception) to March 31, 2012

                      8

Notes to Financial Statements

                      9

NOTE 1:   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no common stock equivalents outstanding as of March 31, 2012 and 2011, respectively. Basic earnings per share for the year ended December 31, 2011 and 2010 are as follows:

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Earnings Per Share (Continued)

	For the Three Months Ended March 31,
	2012	2011
Net Income (Loss) /Loss applicable to common shareholders	$(36,271)	$220,791
Weighted average shares outstanding	100,788,607	63,17 45,788,607
Basic and diluted earnings per share	$0.00	$(0.00)

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the three months ended March 31, 2012 and the year ended December 31, 2011.

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

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements

NOTE 3 - GOING CONCERN

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

NOTE 3 - GOING CONCERN (CONTINUED)

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

NOTE 4 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of March 31, 2012 and December 31, 2011 the Company owed $528,851 and $520,851 respectively.  These amounts bear no interest, are not collateralized, and are due on demand. During the three months ended March 31, 2012, a related party paid expenses in the amount of $8,000 on behalf of the Company.

NOTE 5 – COMMON STOCK

The Company has two classes of stock authorized as of March 31, 2012.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of Marchr 31, 2012 and December 31, 2011, respectively.  The Company also has 200,000,000 shares of Common Stock authorized with 100,788,607 shares issued and outstanding as of March 31, 2012 and December 31, 2011 respectively.  During the year ended December 31, 2011, the Company issued new shares as follows:

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

No further shares have been issued in the three months ended March 31, 2012.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the three months ended March 31, 2012 and 2011.

The operating results and cash flows are presented for the quarters ended March 31, 2012 and 2011 and for the period of inception to March 31, 2012.

Revenues. There was no revenue for the quarters ended March 31, 2012 and 2011.

Operating Expenses. For the three months ended March 31, 2012, we had total operating expenses of $36,271 as compared to $76,875 for the three months ended March 31, 2011.  This was accounted for mainly by a reduction in consultng expense of $41,600.

Interest Expense.  The three months ended March 31, 2012 had interest expense of $Nil, compared to $13,800 for the three months ended March 31, 2011.  This was because there was no debenture payble in 2012.

Net Loss. The net loss for the quarter ended March 31, 2012 was $36,271 as compared to income of $220,791 for the quarter ended March 31, 2011.  This was because there was no gain on settement of debt as compared to a gain of $311,466 recorded in 2011.

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

Management assessed the effectiveness of internal control over financial reporting as of March 31, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of March 31, 2012, our internal control over financial reporting is not effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  May 21, 2012

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

Dated : May 21, 2012 Signature:/s/ Graham Douglas

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

Dated : May 21, 2012 Signature: /s/ Graham Douglas
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

May 21, 2012

EXHIBIT 32 .02

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of FormCap Corp. (the "Company") on Form 10-Q for the period ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the "Report"),

I, Graham Douglas, Chief Financial Officer of the  Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

May 21, 2012