Form 10-Q
period 2012-06-30
FORMCAP CORP.
filed 2012-08-14
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number : 0 - 28847

FORMCAP CORP.
( Exact name of registrant as specified in its charter )

Nevada	1006772219
( State or other jurisdiction of	( I.R.S. Empl. Ident. No. )
incorporation or organization )

50 West Liberty Street, Suite 880, Reno, NV 89501
( Address of principal executive offices ) ( Zip Code )

888-777-8777
( Issuer's telephone number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer,” “accelerated filer,” and “small reporting company" in Rule 12B-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 100,788,607 as of August 14, 2012.

FormCap Corp.
Form 10-Q
For the Quarter Ended June 30, 2012

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1

	Condensed Balance Sheets as at June 30, 2012 (unaudited) and December 31, 2011	1

	Condensed Statements of Operation for Three and Six Months Ended June 30, 2012 and 2011, and for the Period from April 10, 1991 (Inception) to June 30, 2012 (unaudited)	2

	Condensed Statements of Cash Flows – Six Months Ended June 30, 2012 and 2011, and for the Period from April 10, 1991 (Inception) to June 30, 2012 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Mine Safety Disclosures	11

Item 5	Other Information	11

Item 6	Exhibits	12

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FormCap Corp.
(An Exploration Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$124	$504
Prepaid expenses	29,166	64,167

Total Current Assets	29,290	64,671

TOTAL ASSETS	$29,290	$64,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$32,400	$37,345
Accounts payable – related party	390,715	371,540
Related party payables	154,311	149,311
Notes payable	73,084	70,084
Royal and license fee payable	135,000	135,000

Total Current Liabilities	785,510	763,280

TOTAL LIABILITIES	785,510	763,280

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 100,788,607 shares issued and outstanding	100,789	100,789
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	11,077,823	11,077,823
Deficit accumulated during the exploration stage	(11,917,832)	(11,860,221)

Total Stockholders’ Deficit	(756,220)	(698,609)

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$29,290	$64,671

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		From Inception on
	June 30,		June 30,		April 10, 1991 to
	2012	2011	2012	2011	June 30, 2012

REVENUES	$-	$-	$-	$-	$321,889
COST OF SALES	-	-	-	-	352,683

GROSS MARGIN	-	-	-	-	(30,794)

OPERATING EXPENSES

Consulting fees	12,501	(11,759)	40,001	57,341	1,018,701
Loss on impairment of assets	-	-	-	-	1,146,206
Financing expenses	-	-	-	-	778,946
General and administrative expenses	8,839	21,595	17,610	29,370	5,536,552

Total Operating Expenses	21,340	9,836	57,611	86,711	8,480,405

LOSS FROM OPERATIONS	(21,340)	(9,836)	(57,611)	(86,711)	(8,511,199)

OTHER INCOME AND
(EXPENSE)

Interest expense	-	-	-	(13,800)	(864,177)
Gain on settlement of debt	-	-	-	311,466	286,855
Loss on settlement of debt	-	-	-	-	(2,829,311)

Total Other Income and (Expense)	-	-	-	297,666	(3,406,633)

INCOME (LOSS) BEFORE INCOME TAXES	$(21,340)	$(9,836)	$(57,611)	$210,955	$(11,917,832)
Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	(21,340)	$(9,836)	$(57,611)	$210,955	$(11,917,832)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,788,607	45,788,607	100,788,607	45,788,607

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception on
			April 10, 1991 to
	For the Six Months Ended June 30,		June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(57,611)	$210,955	$(11,917,832)
Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Amortization of prepaid expenses	35,001	50,000	295,096
Amortization of beneficial conversion feature	-	-	379,961
Depreciation and amortization	-	-	277,322
Expenses paid by related parties	5,000	43,440	91,794
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and
extension of debt	-	-	17,500
Gain on settlement of long term debt	-	(561,466)	(286,855)
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	-	-	4,154,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities		-
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	(4,945)	(17,805)	95,855
Accounts payable – related parties	19,175	-	19,175
Royalty and license fees	-	-	196,765

Net Cash Used in Operating Activities	(3,380)	(274,876)	(4,719,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Extinguishment of oil and gas leases	-	250,000	-
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash (Used in) Investing Activities	-	250,000	(1,228,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	6,551	2,043,760
Repayments of related party payables	-	(1,000)	(637,012)
Proceeds from notes payable	3,000	20,000	929,919
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	-	3,608,242

Net Cash Provided by Financing Activities	3,000	25,551	5,947,909

NET INCREASE (DECREASE) IN CASH	(380)	675	124
CASH AT BEGINNING OF PERIOD	504	166	-

CASH AT END OF PERIOD	$124	$841	$124
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$12,650
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Common stock issued for prepaid expenses	$70,000	$-	$280,000
Conversion of related party payables to common stock	$-	$439,020	$3,559,999

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
June 30, 2012
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification of Financial Statement Accounts
Certain amounts in the condensed financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

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

Basic Earnings Per Share
The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no dilutive common stock equivalents outstanding as of June 30, 2012 and 2011, respectively.

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits for the six months ended June 30, 2012 and for the year ended December 31, 2011.

FormCap Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
June 30, 2012
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets
In accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

FormCap Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
June 30, 2012
(Unaudited)

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

NOTE 4 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of June 30, 2012 and December 31, 2011 the Company owed $154,311 and $149,311 respectively. These amounts bear no interest, are not collateralized, and are due on demand. During the six months ended June 30, 2012, a related party paid expenses in the amount of $5,000 on behalf of the Company.

NOTE 5 - COMMON STOCK

The Company has two classes of stock authorized as of June 30, 2012. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of June 30, 2012 and December 31, 2011. The Company also has 200,000,000 shares of Common Stock authorized with 100,788,607 shares issued and outstanding as of June 30, 2012 and December 31, 2011. During the year ended December 31, 2011, the Company issued new shares as follows:

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

No further shares have been issued in the six months ended June 30, 2012.

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

On March 16, 2011, the Company signed a Farm-Out Agreement for oil and gas exploration in the Peco Area of Alberta. The Farm-Out Agreement between FormCap Corp. and a private Alberta Corporation is comprised of a Seismic Option, a Farm-Out and a Participation clause. The Agreement stipulated a commencement date for the shooting of a 3D seismic program on the Farm-Out Lands not later than June 1, 2011 and a Commencement Date of November 1, 2011 for spudding and continuous drilling of a Test Well. Due to conditions in the oil and gas industry these dates were amended to October 1, 2011 for commencement of seismic program and February 1, 2012 for the spudding of a Test Well. The Agreement provides FormCap 60 days following completion of the seismic program to elect to drill the Test Well. Upon completion of the Test Well FormCap shall have earned a 40% working interest in the well subject to a 10% Gross Overiding Royalty payable to the Farmor. The Farmor may elect to convert the Gross Overiding Royalty to a 50% interest in FormCap’s working interest (i.e.: a 20% working interest).

Results of Operations for the Three Months Ended June 30, 2012 and 2011.

Revenues. There was no revenue for the three months ended June 30, 2012 and 2011.

Operating Expenses. For the three months ended June 30, 2012, we had total operating expenses of $21,340 as compared to $9,836 for the three months ended June 30, 2011. There was a reduction in general and administrative expenses of $12,756; however, the Company realized a recovery of consulting fees of $12,501 for the three months ended June 30, 2011 contributing to the lower operating expenses for the three months.

Interest Expense. There were no interest expenses for the three months ended June 30, 2012 and 2011 as the liabilities of the Company bear no interest.

Net Loss. The net loss for the quarter ended June 30, 2012 was $21,340 as compared to $9,836 for the quarter ended June 30, 2011. These amounts are entirely comprised of the operating expenses as there were no other income or expenses.

Results of Operations for the Six Months Ended June 30, 2012 and 2011.

Revenues. There was no revenue for the six months ended June 30, 2012 and 2011.

Operating Expenses. For the six months ended June 30, 2012, we had total operating expenses of $57,611 as compared to $86,711 for the six months ended June 30, 2011. This was accounted for mainly by a reduction in consulting expense of $17,340 and a reduction in general and administrative expenses of $11,760.

Interest Expense. There were no interest expenses for the six months ended June 30, 2012 and 2011 as the liabilities of the Company bear no interest.

Net Loss. The net loss for the six months ended June 30, 2012 was $57,611 as compared to income of $210,955 for the six months ended June 30, 2011. This was because there was no gain on settlement of debt as compared to a gain of $311,466 recorded in 2011.

Liquidity and Capital Resources

As at June 30, 2012, our current assets were $29,290 (December 31, 2011 - $64,671) and our current liabilities were $785,510 (December 31, 2011 - $763,280), which resulted in a working capital deficit of $756,220 compared to a working capital deficit of $698,609 at December 31, 2011.

Total Stockholders’ Deficit increased from $698,609 at December 31, 2011 to $756,220 at June 30, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2012, net cash flows used in operating activities was $3,380 consisting of primarily of a net loss of $57,611. Net cash flows used in operating activities was adjusted by $35,001 in amortization of prepaid expenses. Net cash flows used in operating activities was further changed by $4,945 decrease in accounts payable and accrued liabilities and $19,175 increase in accounts payable – related parties.

For the six months ended June 30, 2011, net cash flows used in operating activities was $274,876 consisting of net income of $210,955 adjusted by a non-cash gain on settlement of long term debt of $561,466. Net cash flows used in operating activities was further changed by $17,805 increase in accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

For the six months ended June 30, 2012, net cash flows used in investing activities was $Nil compared to net cash flows provided by investing activities during the six months ended June 30, 2012 of $250,000. This change was primarily as a result of extinguishing of oil and gas lease in 2011.

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments. For the six months ended June 30, 2012, net cash flows provided from financing activities was $3,000 compared to $25,551 for the six months ended June 30, 2011. Cash flows from financing activities for the six months ended June 30, 2012 consisted of $3,000 proceeds from notes payables. Cash flows from financing activities for the six months ended June 30, 2011 consisted of $20,000 proceeds from notes payable and $5,551 net proceeds from related party payables.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

For the three month period ended June 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2011.

There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Company's reports filed under the Exchange Act is accumulated and communicated to management, including our Company's president and Principal Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMCAP CORP.

Dated: August 14, 2012	By: /s/ Graham Douglas
Graham Douglas
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)