Form 10-Q/A
period 2012-06-30
FORMCAP CORP.
filed 2012-09-07
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.(i)
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.(i)
101.ins	XBRL Instance Document(j)
101.xsd	XBRL Taxonomy Extension Schema Document (j)
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document (j)
101.def	XBRL Taxonomy Extension Definition Linkbase Document (j)
101.lab	XBRL Taxonomy Extension Labels Linkbase Document (j)
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document (j)

(i) Filed on August 15, 2012 as an exhibit to the Registrants' Form 10-Q for the quarterly period ended June 30, 2012.

(j) Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMCAP CORP.

Dated: September 7, 2012	By: /s/ Graham Douglas
Graham Douglas
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)