Form 10-Q/A
period 2012-03-30
FORMCAP CORP.
filed 2012-09-10
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
( Issuer's telephone number )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐ NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer,” “accelerated filer,” and “small reporting company" in Rule 12B-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 100,788,607 as of May 21, 2012.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012 (the “Form 10-Q”), is to include the Company’s condensed unaudited interim financial statements for the three months ended March 31, 2012, inadvertently omitted in the previous Form 10-Q filed, and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

FormCap Corp.
Form 10-Q
For the Quarter Ended March 31, 2012

TABLE OF CONTENTS
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Balance Sheets as at March 31, 2012 (unaudited) and December 31, 2011	1
	Condensed Statements of Operation for Three Months Ended March 31, 2012 and 2011, and for the Period from April 10, 1991 (Inception) to March 31, 2012 (unaudited)	2
	Condensed Statements of Cash Flows – Three Months Ended March 31, 2012 and 2011, and for the Period from April 10, 1991 (Inception) to March 31, 2012 (unaudited)	3
	Notes to Condensed Financial Statements (unaudited)	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4	Controls and Procedures	9

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	10

Item 1A	Risk Factors	10

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Mine Safety Disclosures	11

Item 5	Other Information	11

Item 6	Exhibits	12

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FormCap Corp.
(An Exploration Stage Company)
Condensed Balance Sheets
	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$403	$504
Prepaid expenses	36,667	64,167

Total Current Assets	37,070	64,671

TOTAL ASSETS	$37,070	$64,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$38,015	$37,345
Accounts payable – related party	377,540	371,540
Related party payables	151,311	149,311
Notes payable	70,084	70,084
Royal and license fee payable	135,000	135,000

Total Current Liabilities	771,950	763,280

TOTAL LIABILITIES	771,950	763,280

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 100,788,607 shares issued and outstanding	100,789	100,789
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	11,077,823	11,077,823
Deficit accumulated during the exploration stage	(11,896,492)	(11,860,221)

Total Stockholders’ Deficit	(734,880)	(698,609)

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$37,070	$64,671

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From Inception on April 10, 1991 to
	2012	2011	March 31, 2012
REVENUES	$-	$-	$321,889
COST OF SALES	-	-	352,683

GROSS MARGIN	-	-	(30,794)

OPERATING EXPENSES

Consulting fees	27,500	69,100	1,006,200
Loss on impairment of assets	-	-	1,146,206
Financing expenses	-	-	778,946
General and administrative expenses	8,771	7,775	5,527,713

Total Operating Expenses	36,271	76,875	8,459,065

LOSS FROM OPERATIONS	(36,271)	(76,875)	(8,489,859)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(13,800)	(864,177)
(Gain) loss on settlement of debt	-	311,466	(2,542,456)

Total Other Income and (Expense)	-	297,666	(3,406,633)

INCOME (LOSS) BEFORE INCOME TAXES	$(36,271)	$220,791	$(11,896,492)
Provision for income taxes	-	-	-

NET INCOME (LOSS)	(36,271)	$220,791	$(11,896,492)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	100,788,607	45,788,607

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception on April 10, 1991 to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(36,271)	$220,791	$(11,896,492)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of prepaid expenses	27,500	25,000	287,595
Amortization of beneficial conversion feature	-	-	379,961
Expenses paid by related parties	2,000	-	88,794
Depreciation and amortization	-	-	277,322
Gain on settlement of long term debt	-	(561,466)	(286,855)
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	-	-	4,154,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities		-
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	670	43,618	101,470
Accounts payable – related party	6,000	-	6,000
Royalty and license fees	-	-	196,765

Net Cash Used in Operating Activities	(101)	(272,057)	(4,716,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Extinguishment of oil and gas leases	-	250,000	-
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash Used in Investing Activities	-	250,000	(1,228,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	21,970	2,043,760
Repayments of related party payables	-	-	(637,012)
Proceeds from notes payable	-	-	926,919
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	-	3,608,242

Net Cash Provided by Financing Activities	-	21,970	5,944,909

NET INCREASE (DECREASE) IN CASH	(101)	(87)	403
CASH AT BEGINNING OF PERIOD	504	166	-

CASH AT END OF PERIOD	$403	$79	$403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$12,650
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Common stock issued for prepaid expenses	$-	$-	$280,000
Conversion of related party payables to common stock	$-	$-	$3,559,999

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2012
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

Reclassifications
Certain comparative figures on the balance sheet as of December 31, 2011 have been reclassified in order to conform to the current period’s financial statement presentation with no effect on earnings.

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

	For the Three Months Ended March 31,
	2012	2011
Net Income (Loss) /Loss applicable to common shareholders	$(36,271)	$220,791
Weighted average shares outstanding	100,788,607	45,788,607
Basic and diluted earnings per share	$0.00	$(0.00)

FormCap Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2012
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FormCap Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2012
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

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

NOTE 4 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of March 31, 2012 and December 31, 2011 the Company owed $151,311 and $149,311 respectively.  These amounts bear no interest, are not collateralized, and are due on demand. During the three months ended March 31, 2012, a related party paid expenses in the amount of $2,000 on behalf of the Company.

FormCap Corp.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2012
(Unaudited)

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

Revenues. There was no revenue for the three months ended March 31, 2012 and 2011.

Operating Expenses. For the three months ended March 31, 2012, we had total operating expenses of $36,271 as compared to $76,875 for the three months ended March 31, 2011.  This was accounted for mainly by a reduction in consulting expense of $41,600.

Interest Expense.  The three months ended March 31, 2012 had interest expense of $Nil, compared to $13,800 for the three months ended March 31, 2011.  This was because there was no debenture payable in 2012.

Net Loss. The net loss for the quarter ended March 31, 2012 was $36,271 as compared to income of $220,791 for the quarter ended March 31, 2011.  This was because there was no gain on settlement of debt as compared to a gain of $311,466 recorded in 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

Item 4.  Controls and Procedures

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of March 31, 2012, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

Management's Report on Internal Control over Financial Reporting

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

31*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	XBRL Instance Document
101.xsd	XBRL Taxonomy Extension Schema Document
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document
101.def	XBRL Taxonomy Extension Definition Linkbase Document
101.lab	XBRL Taxonomy Extension Labels Linkbase Document
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document
* Previously filed.

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