Form 10-Q
period 2012-09-30
FORMCAP CORP.
filed 2012-11-15
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number : 000-28847

FORMCAP CORP.
( Exact name of registrant as specified in its charter )

Nevada	1006772219
( State or other jurisdiction of incorporation or organization )	( I.R.S. Empl. Ident. No. )

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

Large accelerated filer [ ]	Non-accelerated filer [ ]

Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 2,015,773 as of November 14, 2012.

FormCap Corp.
Form 10-Q
For the Quarter Ended September 30, 2012

TABLE OF CONTENTS
		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	1
	Condensed Balance Sheets as at September 30, 2012 (unaudited) and December 31, 2011	1
	Condensed Statements of Operation for Three and Nine Months Ended September 30, 2012 and 2011, and for the Period from April 10, 1991 (Inception) to September 30, 2012 (unaudited)	2
	Condensed Statements of Cash Flows for Nine Months Ended September 30, 2012 and 2011, and for the Period from April 10, 1991 (Inception) to September 30, 2012 (unaudited)	3
	Notes to Condensed Financial Statements (unaudited)	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4	Controls and Procedures	10

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Mine Safety Disclosures	11

Item 5	Other Information	11

Item 6	Exhibits	12

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FormCap Corp.

(An Exploration Stage Company)

Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$136	$504
Prepaid expenses	11,666	64,167

Total Current Assets	11,802	64,671

TOTAL ASSETS	$11,802	$64,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$36,692	$37,345
Accounts payable – related party	391,999	371,540
Related party payables	159,983	149,311
Notes payable	75,757	70,084
Royal and license fee payable	135,000	135,000

Total Current Liabilities	799,431	763,280

TOTAL LIABILITIES	799,431	763,280

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 2,015,773 shares issued and outstanding	2,016	2,016
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	11,176,596	11,176,596
Deficit accumulated during the exploration stage	(11,949,241)	(11,860,221)

Total Stockholders’ Deficit	(787,629)	(698,609)

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$11,802	$64,671

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

					From Inception on
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		April 10, 1991 to September 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$321,889
COST OF SALES	-	-	-	-	352,683

GROSS MARGIN	-	-	-	-	(30,794)

OPERATING EXPENSES

Consulting fees	12,500	15,000	52,501	72,341	1,031,201
Loss on impairment of assets	-	-	-	-	1,146,206
Financing expenses	-	-	-	-	778,946
General and administrative expenses	18,909	9,834	36,519	39,205	5,555,461

Total Operating Expenses	31,409	24,834	89,020	111,546	8,511,814

LOSS FROM OPERATIONS	(31,409)	(24,834)	(89,020)	(111,546)	(8,542,608)

OTHER INCOME AND (EXPENSE)

Interest expense	-	-	-	(13,800)	(864,177)
Gain on settlement of debt	-	-	-	311,466	286,855
Loss on settlement of debt	-	-	-	-	(2,829,311)

Total Other Income and (Expense)	-	-	-	297,666	(3,406,633)

INCOME (LOSS) BEFORE INCOME TAXES	$(31,409)	$(24,834)	$(89,020)	$186,120	$(11,949,241)
Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	(31,409)	$(24,834)	$(89,020)	$186,120	$(11,949,241)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.02)	$(0.03)	$(0.04)	$0.20

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,015,773	915,773	2,015,773	915,773

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,		From Inception on April 10, 1991 to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(89,020)	$180,120	$(11,949,241)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Amortization of prepaid expenses	52,501	50,000	312,596
Amortization of beneficial conversion feature	-	-	379,961
Depreciation and amortization	-	-	277,322
Expenses paid by related parties	8,445	65,794	95,239
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	-	-	4,154,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities		-
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Gain on settlement of long term debt	-	(561,466)	(286,855)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	(653)	(15,572)	100,147
Accounts payable – related parties	20,459	-	20,459
Royalty and license fees	-	-	196,765

Net Cash Used in Operating Activities	(8,268)	(275,124)	(4,724,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Extinguishment of oil and gas leases	-	250,000	-
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash Used in Investing Activities	-	250,000	(1,228,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	4,900	6,551	2,048,660
Repayments of related party payables	-	(1,000)	(637,012)
Proceeds from notes payable	3,000	20,000	929,919
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	-	3,608,242

Net Cash Provided by Financing Activities	7,900	25,551	5,952,809

NET INCREASE (DECREASE) IN CASH	(368)	427	136
CASH AT BEGINNING OF PERIOD	504	166	-

CASH AT END OF PERIOD	$136	$593	$136

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$12,650
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES
Common stock issued for prepaid expenses	$70,000	$-	$280,000
Conversion of related party payables to common stock	$-	$439,020	$3,559,999

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts

Certain amounts in the condensed financial statements have been reclassified to conform to the presentation in the September 30, 2012 financial statements.

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

Basic Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had no dilutive common stock equivalents outstanding as of September 30, 2012 and 2011, respectively.

Stock Issued in Exchange for Services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

FormCap Corp.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

September 30, 2012

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

Financial Instruments

For accounts payable, related party payables, notes payable and royal and license fee payable, the carrying amounts of these financial instruments approximates their fair value.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

September 30, 2012

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

NOTE 4 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of September 30, 2012 and December 31, 2011 the Company owed $159,983 and $149,311 respectively.  These amounts bear no interest, are not collateralized, and are due on demand.  During the nine months ended September 30, 2012, a related party paid expenses in the amount of $5,772 on behalf of the Company.  During the nine months ended September 30, 2012, a related party loaned the Company cash in the amount of $4,900.00

NOTE 5 - COMMON STOCK

The Company has two classes of stock authorized as of September 30, 2012.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of September 30, 2012 and December 31, 2011.  The Company also has 200,000,000 shares of common stock authorized with 2,015,773 shares issued and outstanding as of September 30, 2012 and December 31, 2011.

During the year ended December 31, 2011, the Company issued new shares as follows:

On November 23, 2011 500,000 common shares were issued under a debt settlement agreement with a related Party.

On December 1, 2011, 200,000 common shares were issued under the terms of an Oil & Gas Farm-In, Operating and Consulting Agreement with a consultant.

On December 1, 2011, 200,000 common shares were issued to the same consultant under a debt settlement agreement as payment in full for previous debt incurred under a Consulting Agreement.

On December 1, 2011, 200,000 common shares were issued to the President of the Company as payment for services rendered in the performance of his duties.

No further shares have been issued in the nine months ended September 30, 2012.

FormCap Corp.

(An Exploration Stage Company)

Notes to the Condensed Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – SUBSEQUENT EVENT

On October 1, 2012, the Company effected a 1 for 50 reverse stock split.  All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.  The Company’s authorized preferred stock and authorized common stock remain unchanged at 50,000,000 shares of preferred stock, par value of $0.001, and 200,000,000 shares of common stock, par value of $0.001.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011.

Revenues. There was no revenue for the three months ended September 30, 2012 and 2011.

Operating Expenses. For the three months ended September 30, 2012, we had total operating expenses of $31,409 as compared to $24,834 for the three months ended September 30, 2011.  General and administrative expenses increased by $9,075 mainly due to increase in professional fees, whereas the consulting fees decreased by $2,500.

Interest Expense.  There were no interest expenses for the three months ended September 30, 2012 and 2011 as the liabilities of the Company bear no interest.

Net Loss. The net loss for the quarter ended September 30, 2012 was $31,409 as compared to $24,834 for the quarter ended September 30, 2011.  These amounts are entirely comprised of the operating expenses as there were no other income or expenses.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011.

Revenues. There was no revenue for the nine months ended September 30, 2012 and 2011.

Operating Expenses. For the nine months ended September 30, 2012, we had total operating expenses of $89,020 as compared to $111,546 for the nine months ended September 30, 2011.  This was accounted for mainly by a reduction in consulting expense of $19,840 and a small reduction in general and administrative expenses of $2,686.

Interest Expense.  There were no interest expenses for the nine months ended September 30, 2012 and 2011 as the liabilities of the Company bear no interest.

Net Loss. The net loss for the nine months ended September 30, 2012 was $89,020 as compared to income of $186,120 for the nine months ended September 30, 2011.  This was because there was no gain on settlement of debt as compared to a gain of $311,466 recorded in 2011.

Liquidity and Capital Resources

As at September 30, 2012, our current assets were $11,802 (December 31, 2011 - $64,671) and our current liabilities were $799,431 (December 31, 2011 - $763,280), which resulted in a working capital deficit of $787,629 compared to a working capital deficit of $698,609 at December 31, 2011.

Total Stockholders’ Deficit increased from $698,609 at December 31, 2011 to $787,629 at September 30, 2012.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities.  For the nine months ended September 30, 2012, net cash flows used in operating activities was $8,268 consisting of primarily of a net loss of $89,020.  Net cash flows used in operating activities was adjusted by $52,501 in amortization of prepaid expenses and $8,445 of expenses paid by related parties.  Net cash flows used in operating activities was further changed by $653 decrease in accounts payable and accrued liabilities and $20,459 increase in accounts payable – related parties.

For the nine months ended September 30, 2011, net cash flows used in operating activities was $275,124 consisting of net income of $180,120 adjusted by $50,000 in amortization of prepaid expenses, $65,794 of expenses paid by related parties and a non-cash gain on settlement of long term debt of $561,466.  Net cash flows used in operating activities was further changed by $15,572 increase in accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2012, net cash flows used in investing activities was $Nil compared to net cash flows provided by investing activities during the nine months ended September 30, 2012 of $250,000.  This change was primarily as a result of extinguishing of oil and gas lease in 2011.

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments.  For the nine months ended September 30, 2012, net cash flows provided from financing activities was $7,900 compared to $25,551 for the nine months ended September 30, 2011.  Cash flows from financing activities for the nine months ended September 30, 2012 consisted of $7,900 proceeds from notes payables.  Cash flows from financing activities for the nine months ended September 30, 2011 consisted of $20,000 proceeds from notes payable and $5,551 net proceeds from related party payables.

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

Recent Accounting Pronouncements

For the three month period ended September 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2011.

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

None.

Item 1A. Risk Factors

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2010, 10,000 shares were issued to Norman J Mackenzie for consulting services valued at $170,000.

On July 20, 2010, 5,000 shares at $2.50 per share were issued to Leare Developments Ltd. as collateral for its Convertible Note Payable.

On July 20, 2010, 2,000 shares at $2.50 per share were issued to Leare Developments Ltd. as fee for extension of the repayment of its Convertible Note Payable.

On October 27, 2010, 10,000 shares at $2.00 per share were issued to Jim Romano as finders fee as per agreements dated July 21, and October 5, 2010.

On November 23, 2011 500,000 common shares were issued under a debt settlement agreement with a related Party.

On December 1, 2011, 200,000 common shares were issued under the terms of a Oil & Gas Farm-In, Operating and Consulting Agreement with a consultant.

On December 1, 2011, 200,000 common shares were issued to the same consultant as payment in full of debt arising under a Consulting Agreement.

On December 1, 2011, 200,000 common shares were issued to the President of the Company as payment for services rendered in the performance of his duties.

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

FORMCAP CORP.

Dated: November 14, 2012	By: /s/ Graham Douglas
Graham Douglas
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 31

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCINPAL FINANCIAL OFFICER

PURSUANCE TO SECTOIN SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham Douglas, certify that:

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

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	November 14, 2012

By:	/s/ Graham Douglas
---------------------------
Graham Douglas
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Graham Douglas, the Chief Executive Officer and Chief Financial Officer, of FormCap Corp. (the “Company”),  certify,  pursuant to 18 U.S.C. Section 1350, as adopted  pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002, that, to the best of my knowledge, the Quarterly Report on Form 10-Q for the period ended September 30, 2012, fully complies with the  requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the  information  contained in the Quarterly Report on Form 10-Q fairly  presents,  in all material  respects,  the  financial  condition  and result of  operations of the Company.

/s/ Graham Douglas
-----------------------------
Graham Douglas
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date:	November 14, 2012