Form 10-K
period 2012-12-31
FORMCAP CORP.
filed 2013-03-28
CIK 1102709

window["_gaUserPrefs"] = { ioo : function() { return true; } } CA Filed by Filing Services Canada Inc. 403-717-3898

FORMCAP CORP.

FORM NT 10-K

(Notification that form 10-K will be submitted late)

Filed  03/28/13 for the Period Ending 12/31/12

Address

50 WEST LIBERTY STREET

SUITE 880

RENO, NV 89501

Telephone

775-322-0626

CIK

0001102709

Symbol

FRMC

SIC Code

7372 – Prepackaged Software

Fiscal Year

12/31

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 12b-25

Commission File Number : 0-28847

Notification Of Late Filing

(     Check One:

(X)Form 10-K

(  ) Form 10-KSB

(  ) Form 20-F

(  ) Form 11-K

(  ) Form 10-Q

(  ) Form N-SAR

For the Fiscal Year Ended :   December 31, 2012

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Part I - Registration Information

FORMCAP CORP.

Full Name of Registrant

50 West Liberty Street, Suite 880, Reno, NV 89501

Address of Principal Executive Office

Part II – Rule 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

(X)

(a)  The reasons described in reasonable detail in Part III of this form     could not be eliminated without unreasonable effort or expense.

     (X)

(b)  The subject annual report, semi-annual report, transition report on Form 10-K or Form 10-KSB, Form 20-F, 11-K, or Form N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c)

The accountant’s statement or other exhibit required by Rule 12b–25(c) has been attached if applicable.

Part III – Narrative

State below in reasonable detail the reasons why Form 10-K or 10-KSB, Form 20-F, 11-K, 10-Q, 10-D, N-CSR, or the transition report portion thereof could not be filed within the prescribed time period.

The Registrant is unable to file, without unreasonable effort and expense, its Form 10-K for the year ended December 31, 2012 because its auditors have not yet had an opportunity to complete their review of these financial statements. The Registrant anticipates that it will file its Form 10-K within the fifteen-day grace period provided by the Exchange Act Rule 12b-25.

Part IV – Other Information

(1)

Name and telephone number of person to contact in regard to this notification.

     Graham Douglas

      775-322-0626

     (Name)

     (Area Code) (Telephone Number)

(2)  Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).   ( X ) Yes   (   )  No

(3)  Is it anticipated that any significant change in results of operation from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?    (   )  Yes    ( X )  No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

FORMCAP CORP.

(Name of Registrant as specified in charter) has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date : March 28, 2013

By: /s/  Graham Douglas

Graham Douglas

Chief Executive Officer