Form 10-K
period 2011-12-31
FORMCAP CORP.
filed 2013-04-15
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number : 0-28847

FORMCAP CORP.
(formerly Gravitas International, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	1006772219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 West Liberty Street, Suite 880, Reno, NV 89501
(Address of principal executive offices, including zip code)

888-777-8777
(Registrant’s telephone number, including area code)

Title of Each Class	Name of Exchange on which Registered
Preferred Stock ($0.001 par value)	NASDAQ OTCBB
Common Stock ($0.001 par value)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 13, 2013 was $24,867 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over-the-Counter Bulletin Board of $0.012

At April 16, 2012 the Company had outstanding 2,038,240 shares of Common Stock, of $0.001 par value per share.

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

The Company has no operations since November of 2003 and the Company’s ability to continue as a going concern is dependent on successful future operations and obtaining the necessary debt and equity financing for future acquisition. In accordance with SFAS No. 7 the Company is considered to be in the development stage.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $11,969,661 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company’s ability to continue as a going concern.

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

Following the drilling of the initial two wells, Morgan Creeks’ management and land team would work with FormCap to establish additional targets on the Frio draw based on technical data and drill results. The two companies would then jointly fund additional targets with the commitment to a drill program comprised of a minimum of five holes in order to effectively test the Frio Draw.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On October 1, 2012 the Company effected a reverse stock split in the ratio of 50 old shares for one new share. The consent resolution approving the Reverse Split was signed by 5 shareholders representing more than 50% of the issued and outstanding Common Stock of the Company. As the consent resolution satisfied the requirements of the Nevada Revised Statutes the Company did not solicit the proxies or consent of the remaining shareholders.

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

2012	High	Low
1st Quarter	0.1193	0.003
2nd Quarter	0.18	0.003
3rd Quarter	0.05	0.003
4th Quarter	0.4985	0.004

2011	High	Low
1st Quarter	0.0275	0.01
2nd Quarter	0.027	0.005
3rd Quarter	0.012	0.0025
4th Quarter	0.0099	0.0015

As of December 31, 2012, there were 2,038,240 common shares issued and have approximately 98 shareholders on record. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

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

RECENT SALES OF RESTRICTED SECURITIES

On November 23, 2011, 500,000 common shares were issued under a debt settlement agreement with a related Party.

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

The Company did not issue any additional shares during the year ended December 31, 2012

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve known and unknown risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Going Concern

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for the Fiscal Years Ended December 31, 2012 and 2011

The audited operating results and cash flows are presented for the years ended December 31, 2012 and 2011 and for the period since inception to December 31, 2012.

We did not earn any revenues for the years ended December 31, 2012 and 2011.

Net Loss: For the year ended December 31, 2012 we had a net loss of $109,440 as compared with a net profit of $91,569 for the year ended December 31, 2011.

Operating Expenses. For the year ended December 31, 2012, we had total operating expenses of $109,397 as compared to $181,486 for the year ended December 31, 2011. The reduction is due to a decrease of $68,266 in consulting services and a decrease in General and administrative expenses of $3,823.

Consulting Fees. For the year ended December 31, 2012, we had consulting fees of $64,167 as compared to $123,174 for the previous year.  The decrease was attributable to the cancelation of a contract for consulting services during the year.

General and administrative expenses: For the year ended December 31, 2012 we had general and administrative expenses of $45,230, a decrease of $3,823 as compared with $49,053 for the year ended December 31, 2011. Filing, Transfer agents’ expenses, and investor and public relations expenses increased by $4,522 from $3,928 for the year ended December 31, 2011 to $8,450 for the year ended December 31, 2012 as a result of additional expenditure incurred in connection with the reverse stock split. Accounting expenses for the year ended December 31, 2012 amounted to $26,582, a decrease of $3,418 as compared with $30,000 incurred during the year ended December 31, 2011. The decrease in expenditure in this category resulted from the termination of a services contract. Legal expenses for the year ended December 31, 2012 amounted to $3,273, a decrease of $3,238 as compared with $6,511 incurred during the year ended December 31, 2011. The decrease resulted from reduced corporate activity during the year ended December 31, 2012 as compared with the year ended December 31, 2011. Office Expenses for the year ended December 31, 2012 amounted to $6,779, as compared with $8,066 for the year ended December 31, 2011, a decrease of $1,287. The decrease resulted from cost control implemented by management. Losses on foreign exchange transactions amounted to $146 in the year ended December 31, 2012, as compared with a loss of $548 in the year ended December 31, 2011. These losses arose as a result of fluctuations in the exchange rates between the US Dollar and foreign currencies.

Loss on impairment of assets: We did not incur a Loss on impairment of assets during the years ended December 31, 2012 and 2011, respectively

Financing expenses: We did not incur Financing expenses during the years ended December 31, 2012 and 2011, respectively

Interest Expense.  The Company incurred $43 in interest expense in 2012, as compared with $13,800 in interest expense in 2011. The reduction resulted from extinguishment of the Notes payable in 2010. The Company bore a full year of interest charges and amortization of the discounts on the notes payable in 2010; whereas in 2011, only approximately one month’s worth of interest was borne, with no amortization of the discounts on the notes.

Gain on forgiveness of debt. We did not enjoy a gain from the settlement of debt during the year ended December 31, 2012.  In 2011, the company experienced a gain on forgiveness of debt associated with the Leare property in the amount of $286,855.

Loss on settlement of debt: We did not incur a Loss on settlement of debt during the years ended December 31, 2012 and 2011, respectively

Liquidity and Capital Resources: During the year ended December 31, 2012 our operating activities consumed cash in the amount of $11,873, a decrease of $42,399 as compared to cash consumed by operations of $54,272 during the year ended December 31, 2011. We did not use any cash for investing activities during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, we obtained financing in the amounts of $6,417 and $5,000 in proceeds form related party payables and proceeds from notes payable, respectively, as compared with $8,550 and $47,059 respectively, during the year ended December 31, 2011. During the year ended December 31, 2012 we did not have any repayments of related party payables, as compared with repayments of related party payables in the amount of $999 during the year ended December 31, 2011.

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

See Item 15

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system.  The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting.  Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2012, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2012, our internal control over financial reporting is not effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2012 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation

None

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2012, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company. Also included are the shares held by all executive officers and directors as a group.

As of December 31, 2012, there were 2,038,240 shares of common stock outstanding.

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Presidents Financial Corporation 430-5190 Neil Rd Reno, Nevada 89501	500,000	24.53%

Common Stock	Presidents Financial Corporation 430-5190 Neil Rd Reno, Nevada 89501	500,000	24.53%

Common Stock	Norman Mackenzie 444 5th Ave SW, Suite 700 Calgary, Alberta T2P-2T8	230,000	11.28%

Common Stock	Graham Douglas Condo 6 – 118 Calle Hortencia Col Amapas, Puerto Vallarta, 48380 Mexico	202,000	9.91%

Common Stock	Maxxam Holdings Ltd Graham Douglas Address same as above	17,778	0.87%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

None

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  Audit fees for the audits of our Annual Reports on Forms 10-K for the years ended December 31, 2012 and 2011 were $6,000 and $6,000 respectively.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  Index to the Financial Statements

FORMCAP CORP.
(A Development Stage Company)

AND
FINANCIAL STATEMENTS

December 31, 2012 and 2011

Contents

Audit Report Of Independent Accountants	F-1
Balance Sheets – December 31, 2012 And 2011	F-2
Statements Of Operations For The Years Ended December 31, 2012 And 2011 And For The Period Since April 10, 1991 (Inception) To December 31, 2011	F-3
Statements Of Stockholder’s Deficit For The Years Ended December 31, 2012 And 2011 And For The Period Since April 10, 1991 (Inception) To December 31, 2012	F-4 to F-12
Statements Of Cash Flows For The Years Ended December 31, 2012 And 2011 And For The Period Since April 10, 1991 (Inception) To December 31, 2012	F-13 to F-14
Notes To Financial Statements December 31, 2012 And 2011	F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FormCap Corp.

We have audited the accompanying balance sheets of FormCap Corp. (“the Company”) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of FormCap Corp. as of December 31, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 15, 2013

FORMCAP CORP.
 (A Development Stage Company)

Balance Sheets – December 31, 2012 and 2011

ASSETS

	December 31, 2012	December 31, 2011

CURRENT ASSETS
Cash	$48	$504
Prepaid expenses	-	64,167

Total Current Assets	48	64,671

OIL AND GAS LEASE RIGHTS	-	-

TOTAL ASSETS	$48	$64,671

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$34,837	$37,345
Related party payables	398,107	371,540
Notes payable	78,653	70,084
Notes payable – related parties	161,500	149,311
Convertible notes payable, net of discount	-	-
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	808,097	763,280

TOTAL LIABILITIES	808,097	763,280

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par
value of $0.001; 2,038,240 and 2,015,773 shares
issued and outstanding, respectively	2,038	2,016
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	11,176,574	11,176,596
Deficit accumulated during the development stage	(11,969,661)	(11,860,221)

Total Stockholders' Deficit	(808,049)	(698,609)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$48	$64,671

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.
 (A Development Stage Company)

Statements of Operations for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012

	For the Year ended December 31,		From Inception on April 10, 1991 to December 31,
	2012	2011	2012

REVENUES	$-	$-	$321,889
COST OF SALES	-	-	352,683

GROSS MARGIN	-	-	(30,794)

OPERATING EXPENSES

Consulting fees	64,167	132,433	1,042,867
Loss on impairment of assets	-	-	1,146,206
Financing expenses	-	-	778,946
General and administrative expenses	45,230	49,053	5,564,172

Total Operating Expenses	109,397	181,486	8,532,191

LOSS FROM OPERATIONS	(109,397)	(181,486)	(8,562,985)

OTHER INCOME AND (EXPENSE)

Interest expense	(43)	(13,800)	(864,220)
Gain on forgiveness of debt	-	286,855	286,855
Loss on settlement of debt	-	-	(2,829,311)

Total Other Income and (Expense)	(43)	273,055	(3,406,676)

INCOME (LOSS) BEFORE INCOME TAXES	(109,440)	91,569	(11,969,661)
PROVISION FOR INCOME TAXES	-	-	-

NET INCOME (LOSS)	$(109,440)	$91,569	$(11,969,661)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.05)	$0.09
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,038,240		1,020,156

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Inception, April 10, 1991	-	-	-	-	-	-	-	-

Balance, December 31, 1991	-	-	-	-	-	-	-	-

Balance, December 31, 1992	-	-	-	-	-	-	-	-

Balance, December 31, 1993	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 1994	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1994	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1995	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1996	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1997	-	-	-	-	-	-	(5,000)	(5,000)

Common stock issued for services	-	-	7	-	-	5,000	-	5,000

Net loss for the year ended December 31, 1998	-	-	-	-	-	-	(33,441)	(33,441)

Balance, December 31, 1998	-	-	7	-	-	5,000	(38,441)	(33,441)

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred Stock		Common stock		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 1998	-	-	7	-	-	5,000	(38,441)	(33,441)

Preferred stock issued for cash at $0.01 per share	300,000	300	-	-	-	2,700	-	3,000

Common stock issued for cash	-	-	62	-	-	720,574	-	720,574

Net loss for the year ended December 31, 1999	-	-	-	-	-	-	(705,213)	(705,213)

Balance, December 31, 1999	300,000	300	69	-	-	728,274	(743,654)	(15,080)

Common stock issued for cash	-	-	54	-	-	780,194	-	780,194

Common stock issued for debt settlement	-	-	16	-	-	735,629	-	735,629

Common stock issued for services	-	-	2	-	-	115,000	-	115,000

Common shares subscribed	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 2000	-	-	-	-	-	-	(1,362,045)	(1,362,045)

Balance, December 31, 2000	300,000	300	141	-	-	2,359,097	(2,105,699)	253,698

 The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred Stock		Common Stock		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2000	300,000	300	141	-	-	2,359,097	(2,105,699)	253,698

Common stock issued for cash	-	-	1,301	1	-	1,300,999	-	1,301,000

Common shares issued through preferred stock conversion	(300,000)	(300)	20	-	-	300	-	-

Common stock issued for services	-	-	-	-	-	47,269	-	47,269

Common stock issued in acquisition	-	-	50	-	-	185,000	-	185,000

Net loss for the year ended December 31, 2001	-	-	-	-	-	-	(1,980,176)	(1,980,176)

Balance, December 31, 2001	-	-	1,512	1	-	3,892,665	(4,085,875)	(193,209)

Shares issued for private placement	-	-	87	-	-	236,000	-	236,000

Shares issued for exercise of options	-	-	50	-	-	245,000	-	250,000

Stock option compensation	-	-	-	-	-	305,788	-	305,788

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(1,599,462)	(1,599,462)

Balance, December 31, 2002	-	-	1,649	1	-	4,684,453	(5,685,337)	(1,000,883)

 The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred			Common			Stock Subscription Receivable		Additional Paid-In Capital		Deficit Accumulated During the Development Stage		Total Stockholder (Deficit)
	Shares	$		Shares	$		$		$		$		$

Balance, December 31, 2002	-		-	1,649		1		-		4,684,453		(5,685,337)		(1,000,883)

Shares issued for private placement	-		-	11		-		-		16,330		-		16,330

Shares issued for services	-		-	20		-		-		32,000		-		32,000

Shares issued for debt settlement	-		-	729		1		-		728,666		-		728,667

Stock options granted for services	-		-	-		-		-		9,897		-		9,897

Stock options granted for debt settlement	-		-	-		-		-		421,417		-		421,417

Stock option compensation	-		-	-		-		-		134,167		-		134,167

Net loss for the year ended December 31, 2003	-		-	-		-		-		-		(1,294,174)		(1,294,174)

Balance, December 31, 2003	-		-	2,409		2		-		6,026,930		(6,979,511)		(952,579)

Shares issued for debt settlement	-		-	15		-		-		50,000		-		50,000

Shares issued for professional fees	-		-	82		-		-		1,220		-		1,220

Net loss for the year ended December 31, 2004	-		-	-		-		-		-		(86,485)		(86,485)

Balance, December 31, 2004	-		-	2,507		2		-		6,078,150		(7,065,996)		(987,844)

 The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred		Common		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2004	-	-	2,507	2	-	6,078,150	(7,065,996)	(987,844)

Stock options exercised	-	-	766	1	-	(1)	-	-

Shares issued for debt settlement	-	-	1,000	1	-	99,999	-	100,000

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(12,197)	(12,197)

Balance, December 31, 2005	-	-	4,273	4	-	6,178,148	(7,078,193)	(900,041)

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(7,428)	(7,428)

Balance, December 31, 2006	-	-	4,273	4	-	6,178,148	(7,085,621)	(907,469)

Shares issued for debt settlement at $0.001 to $0.01 per share	-	-	205,700	206	-	156,794	-	157,000

Shares issued for cash at $0.001 per share	-	-	3,000,000	3,000	(150,000)	147,000	-	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(37,595)	(37,595)

Balance, December 31, 2007	-	-	3,209,973	3,210	(150,000)	6,481,942	(7,123,216)	(788,064)

 The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred		Common		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2007	-		3,209,973	3,210	(150,000)	6,481,942	(7,123,216)	(788,064)

Shares issued for cash at $0.01 per share	-		10,000	10	-	4,990	-	5,000

Net loss for the year ended December 31, 2008	-		-	-	-	-	(105,158)	(105,158)

Balance, December 31, 2008	-	-	3,219,973	3,220	(150,000)	6,486,932	(7,228,374)	(888,222)

 The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred		Common		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2008	-	-	3,219,973	3,220	(150,000)	6,486,932	(7,228,374)	(888,222)

Common stock issued for consulting services at $0.10 to $0.20 per share	-	-	56,000	56	-	299,944	-	300,000

Common stock issued for finder fees at $0.10 to $0.20 per share	-	-	11,600	12	-	173,988	-	174,000

Common stock issued for cash at $0.25 per share	-	-	1,200	1	-	14,999	-	15,000

Conversion of notes payable at $0.01 to $0.08 per share	-	-	260,000	260	-	3,559,739	-	3,559,999

Value of beneficial conversion feature of notes payable	-	-	-	-	-	60,000	-	60,000

Cancellation of common shares related to subscription receivable	-	-	(2,660,000)	(2,660)	133,000	(130,340)	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(3,625,831)	(3,625,831)

Balance, December 31, 2009	-	-	888,772	8,899	(17,000)	10,465,262	(10,854,205)	(405,054)

 The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred		Common		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2009	-	-	888,772	889	(17,000)	10,465,262	(10,854,205)	(405,054)

Common stock issued for services	-	-	20,000	20	-	169,980	-	170,000

Common stock issued as collateral on Leare Dev. Loan		-	5,000	5	-	12,495	-	12,500

Common stock issued on extension of Leare Development Loan		-	2,000	2	-	4,998	-	5,000

Value of beneficial conversion feature of notes payable	-	-	-	-	-	319,961	-	319,961

Net loss for the twelve months ended December 31, 2010							(1,097,585)	(1,097,585)

Balance, December 31, 2010	-	-	915,773	916	(17,000)	10,972,696	(11,951,790)	(995,178)

Common stock issued for services at $0.004 per share			400,000	400	-	69,600	-	70,000

Common stock issued for settlement of debt at $0.004 per share			700,000	700	-	134,300	-	135,000

Net Income for the year ended December 31, 2011	-	-	-	-	-	-	91,569	91,569

Balance, December 31, 2011	-	-	2,015,773	2,016	(17,000)	11,176,596	(11,860,221)	(689,609)

 The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	Preferred		Common		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2011	-	-	2,015,773	2,016	(17,000)	11,176,596	(11,860,221)	(689,609)

Rounding shares issued to shareholders			22,467	22	-	(22)	-	-

Net loss for the twelve months ended December 31, 2012	-	-	-	-	-	-	(109,440)	(109,440)

Balance, December 31, 2012	-	-	2,038,240	2,038	(17,000)	11,176,574	(11,969,661)	(808,049)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012

	For the Year Ended December 31,		From Inception on April 10,1991 to December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(109,440)	$91,569	$(11,969,661)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses	64,167	85,833	324,262
Amortization of beneficial conversion feature	-	-	379,961
Expenses paid on behalf of the Company	3,569		3,569
Expenses paid by related parties	32,339	86,794	119,133
Depreciation and amortization	-	-	277,322
Gain on settlement of debt and extinguishing of oil and gas leases	-	(286,855)	(286,855)
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	-	-	4,154,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities:
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	(30,000)	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	(2,508)	(1,613)	98,292
Bank overdraft	-	-	-
Royalty and license fees	-	-	196,765

Net Cash Used in Operating Activities	(11,873)	(54,272)	(4,728,182)

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.
 (A Development Stage Company)

Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

	For the Year Ended December 31,		From Inception on April 10,1991 to December 31,
	2012	2011	2012

Net Cash Used in Operating Activities	(11,873)	(54,272)	(4,728,182)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Extinguishment of oil and gas leases	-	-	-
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash Used in Investing Activities	-	-	(1,228,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	6,417	8,550	2,050,177
Repayments of related party payables	-	(999)	(637,012)
Proceeds from notes payable	5,000	47,059	931,919
Repayment of notes payable	-	-	-
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	-	3,608,242

Net Cash Provided by Financing Activities	11,417	54,610	5,956,326

NET INCREASE (DECREASE) IN CASH	(456)	338	48
CASH AT BEGINNING OF PERIOD	504	166	-

CASH AT END OF PERIOD	$48	$504	$48

SUPPLEMENTAL DISCLOSURES OFCASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$12,650

NON CASH FINANCING ACTIVITIES:
Common stock issued for rounding shares	$22	$-	$22
Common stock issued for prepaid expenses	$-	$70,000	$280,000
Conversion of related party payables to common stock	$-	$-	$3,559,999

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
 (A Development Stage Company)
Notes to the Financial Statements December 31, 2012 and 2011

NOTE 1 –  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 –  SIGNIFICANT ACCOUNTING POLICIES

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2011 as well as the inception column of the financial statements have been reclassified to conform to the presentation in the December 31, 2012 financial statements.

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

Development Stage Company
The Company is considered to be in the development stage as defined in Accounting Standards Codification (ASC) 915 “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of business plans.

Basic Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of December 31, 2012 and 2011.

FORMCAP CORP.
 (A Development Stage Company)
Notes to the Financial Statements December 31, 2012 and 2011

NOTE 2 –  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased.  The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended December 31, 2012 and 2011.

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

Recent Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

FORMCAP CORP.
 (A Development Stage Company)
Notes to the Financial Statements December 31, 2012 and 2011

NOTE 3 –  GOING CONCERN

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

NOTE 4 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several related parties for operating purposes.

During the year ended December 31, 2011, the Company borrowed cash from these related parties in the amount of $8,550, had expenses paid on behalf of the Company by the related parties in the amount of $86,794, and repaid cash in the amount of $1,000 to the related parties against amounts owed. During 2011 the Company also settled debts owed to related parties in the amount of $25,000 in exchange for 25,000,000 common shares with a par value of $0.001. As of December 31, 2011 the Company owed related parties $520,851.

During 2012 the Company borrowed cash in the amount of $6,417 and had expenses paid on behalf of the Company by related parties in the amount of $32,339.  As of December 31, 2012 the Company owed related parties $559,607.  These amounts bear no interest, are not collateralized, and are due on demand.

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

FORMCAP CORP.
 (A Development Stage Company)
Notes to the Financial Statements December 31, 2012 and 2011

NOTE 5 – NOTES PAYABLE (CONTINUED)

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that no beneficial conversion feature (“BCF”) existed as of October 15, 2009

On April 15, 2010, an addendum was signed whereby the Company paid the Lender an extension fee of $10,000 on signing and a further $10,000 on the due date, October 15, 2010.  The loan conversion featured was also modified such that any outstanding principal sum is convertible into units at $0.10 each (maximum 4,000,000 units), each unit consisting of one fully paid common share and one share purchase warrant  exercisable within two years at $0.15 per share.

FORMCAP CORP.
 (A Development Stage Company)
Notes to the Financial Statements December 31, 2012 and 2011

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

In accordance with ASC 470, the Company is amortizing the BCF over the term of the extension.  As of December 31, 2010 the Company had recognized $320,000 of interest expense related to the convertible note.

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

As of December 31, 2010 the Company owed amounts to a third party for cash loaned to the Company in the amount of $23,025.

During 2011 the Company borrowed cash from various third parties in the amount of $47,059. The balance owed to these parties as of December 31, 2011 was $70,084.

During 2012 the Company borrowed cash from various third parties in the amount of $5,000. These parties also paid expenses on behalf of the Company in the amount of $3,569. The balance owed to these parties as of December 31, 2012 was $78,653. These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 6 – COMMON STOCK

The Company had 50,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2012 and 2011. The Company also had 200,000,000 shares of Common Stock authorized with 2,038,240 and 2,015,773 shares issued and outstanding as of December 31, 2012 and 2011 respectively.

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

FORMCAP CORP.
 (A Development Stage Company)
Notes to the Financial Statements December 31, 2012 and 2011

NOTE 6 – COMMON STOCK (CONTINUED)

On October 1, 2012, the Company effected a 1 for 50 reverse stock split.  All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.  The Company’s authorized preferred stock and authorized common stock remain unchanged.

Prior to the reverse stock split, the Company had 100,788,607 common shares issued and outstanding. Immediately after the reverse split the Company had 2,038,240 common shares issued and outstanding, including 22,467 common shares issued to various shareholders as a result of rounding. The rounding shares were not issued for compensation and have no net effect on owner’s equity.

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:
Deferred tax assets:	December 31, 2012	December 31, 2011
Net operating loss carryover	$(7,744,556)	$(6,580,054)
Common stock and warrants issued for services	646,611	646,611
Common stock issued for settlement of debt	52,650	52,650
Loss on extinguishment of debt	2,120,708	2,120,708
Impairment of assets	486,020	486,020
Amortization of beneficial conversion feature	296,370	296,370
Valuation allowance	3,020,377	2,977,695
Income tax expense per books	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	December 31, 2012	December 31, 2011
Income tax expense at statutory rate	$(42,682)	$(35,712)
Common stock and warrants issued for services	-	27,300
Loss on extinguishment of debt	-	52,650
Impairment of assets	-	-
Amortization of beneficial conversion feature	-	-
(Gain) Loss on extinguishment of debt	-	(111,873)
Valuation allowance	42,682	67,635
Income tax expense per books	$-	$-

FORMCAP CORP.
 (A Development Stage Company)
Notes to the Financial Statements December 31, 2012 and 2011

NOTE 7 – INCOME TAXES (CONTINUED)

As at December 31, 2012, the Company had net operating loss carry forwards of approximately $6,622,735 through 2032.  No tax benefit has been reported in the December 31, 2012 financial statements as the potential tax benefit is offset by a valuation allowance of the same amount.

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

(b) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FORMCAP CORP.

Dated: April 15, 2013	By:	/s/ Graham Douglas
Graham Douglas
President, Secretary, Treasurer & Director.