Form 10-Q
period 2013-03-31
FORMCAP CORP.
filed 2013-05-17
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 2,038,240 as of May 14, 2013.

FormCap Corp.
Form 10-Q
For the Quarter Ended March 31, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FormCap Corp.
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

TOTAL ASSETS
Cash	$-	$48

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank indebtedness	$4	$-
Accounts payable and accrued liabilities	44,919	34,837
Related party payables	398,107	398,107
Notes payable - related parties	161500	161500
Notes payable	78,653	78,653
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	818,183	808,097

TOTAL LIABILITIES	818,183	808,097

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 2,038,240 shares issued and outstanding	2,038	2,038
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	11,176,574	11,176,574
Deficit accumulated during the development stage	(11,979,795)	(11,969,661)

Total Stockholders’ Deficit	(818,183)	(808,049)

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$-	$48

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months ended March 31,		From Inception on April 10, 1991 to March 31,
	2013	2012	2013

REVENUES	$-	$-	$321,889
COST OF SALES	-	-	352,683

GROSS MARGIN	-	-	(30,794)

OPERATING EXPENSES

Consulting fees	-	27,500	1,042,867
Loss on impairment of assets	-	-	1,146,206
Financing expenses	-	-	778,946
General and administrative expenses	10,134	8,771	5,574,306

Total Operating Expenses	10,134	36,271	8,542,325

LOSS FROM OPERATIONS	10,134	36,271	8,573,119

OTHER INCOME AND (EXPENSE)

Interest expense	-	-	(864,220)
Gain on settlement of debt	-	-	286,855
Loss on settlement of debt	-	-	(2,829,311)

Total Other Expense	-	-	(3,406,676)

LOSS BEFORE INCOME TAXES	$10,134	$36,271	$11,979,795
Provision for income taxes	-	-	-

NETLOSS	10,134	$36,271	$11,979,795

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.02

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,038,240	2,015,772

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception on April 10, 1991 to March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(10,134)	$(36,271)	$11,979,795
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses	-	27,500	324,262
Amortization of beneficial conversion feature	-	-	379,961
Expenses paid on behalf of the Company	-	2,000	3,569
Expenses paid by related parties	-	-	119,133
Depreciation and amortization	-	-	277,322
Gain on settlement of debt and extinguishing of oil and gas leases	-	-	(286,855)
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	-	-	4,154,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities:
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980
Accounts payable and accrued liabilities	10,082	670	108,374
Related party payables	-	6,000	-
Royalty and license fees	-	-	196,765
Bank indebtedness	4	-	4

Net Cash Used in Operating Activities	(48)	(101)	(4,728,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash Used in Investing Activities	-	-	(1,228,096)

Net Cash Used in Operating and Investing Activities	(48)	(101)	(4,728,230)

The accompanying notes are an integral part of these condensed financial statements

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,		From Inception on April 10, 1991 to March 31,
	2013	2012	2013
Net Cash Used in Operating and Investing Activities	(48)	(101)	(4,728,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	-	2,050,177
Repayments of related party payables	-	-	(637,012)
Proceeds from notes payable	-	-	931,919
Repayment of notes payable	-	-	-
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	-	3,608,242

Net Cash Provided by Financing Activities	-	-	5,956,326

NET DECREASE IN CASH	(48)	(101)	-
CASH AT BEGINNING OF PERIOD	48	504	-

CASH AT END OF PERIOD	-	403	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	-	-	$12,650

NON CASH FINANCING ACTIVITIES:
Common stock issued for rounding shares	-	-	$22
Common stock issued for prepaid expenses	-	-	$280,000
Conversion of related party payables to common stock	-	-	$3,559,999

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the March 31, 2013 financial statements.

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

Basic Loss Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of March 31, 2013 and December 31, 2012.

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during three months ended March 31, 2013 and the year ended December 31, 2012.

FormCap Corp.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2013
(Unaudited)

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

Recent Accounting Pronouncements
Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

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

FormCap Corp.
(A Development Stage Company)
Notes to the Unaudited Condensed Financial Statements
March 31, 2013
(Unaudited)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As of March 31, 2013 and December 31, 2012 the Company owed related parties $559,607. These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 5 - COMMON STOCK

The Company has two classes of stock authorized as of March 31, 2013. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of March 31, 2013 and December 31, 2012. The Company also has 200,000,000 shares of common stock authorized with 2,038,240 shares issued and outstanding as of March 31, 2013 and December 31, 2012.

During the year ended December 31, 2012, the Company issued new shares as follows:

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

No further shares were issued in the three months ended March 31, 2013.

NOTE 6 - SUBSEQUENT EVENT

On April 5, 2013 two third parties each advanced $6,000 to the Company. The loans are convertible into common stock, non-interest-bearing and are due on December 31, 2014.

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

On March 16, 2011, the Company signed a Farm-Out Agreement for oil and gas exploration in the Peco Area of Alberta. The Farm-Out Agreement between FormCap Corp. and a private Alberta Corporation is comprised of a Seismic Option, a Farm-Out and a Participation clause. The Agreement stipulated a commencement date for the shooting of a 3D seismic program on the Farm-Out Lands not later than June 1, 2011 and a Commencement Date of November 1, 2011 for spudding and continuous drilling of a Test Well. Due to conditions in the oil and gas industry these dates were amended to October 1, 2011 for commencement of seismic program and February 1, 2012 for the spudding of a Test Well. The Agreement provides FormCap 60 days following completion of the seismic program to elect to drill the Test Well. Upon completion of the Test Well FormCap shall have earned a 40% working interest in the well subject to a 10% Gross Overriding Royalty payable to the Farmor. The Farmor may elect to convert the Gross Overiding Royalty to a 50% interest in FormCap’s working interest (i.e.: a 20% working interest).

Results of Operations for the Three Months Ended March 31, 2013 and 2012.

Revenues. There was no revenue for the three months ended March 31, 2013 and 2012.

Operating Expenses. For the three months ended March 31, 2013, we had total operating expenses of $10,134 as compared to $36,271 for the three months ended March 31, 2011, a decrease of $26,137. We did not incur any Consulting Expenses for the three months ended March 31, 2013, as compared with $27,500 incurred during the three months ended March 31, 2012. Accounting and Audit and review fees were unchanged at $6,000 and $2,000 respectively for the three months ended March 31, 2013 and 2012, respectively. Filing and Transfer agents’ expense increased by $1,412 from $670 during the three months ended March 31, 2012 to $2,082 for the three months ended March 31, 2013 as a result of an accrual for 2012 year-end filing fees made the period under review.

Interest Expense. There were no interest expenses for the three months ended March 31, 2013 and 2012 as the liabilities of the Company bear no interest.

Net Loss. The net loss for the three months ended March 31, 2013 was $10,134 as compared to $36,271 for the three months ended March 31, 2011. These amounts are entirely comprised of the operating expenses as there were no other income or expenses.

Liquidity and Capital Resources

As at March 31, 2013, our current assets were $Nil (December 31, 2012 - $48) and our current liabilities were $818,183 (December 31, 2012 - $808,097), which resulted in a working capital deficit of $818,183, as compared with a working capital deficit of $808,049 at December 31, 2012.

Total Stockholders’ Deficit increased from $808,049 at December 31, 2011 to $818,183 at March 31, 2013.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2013, net cash flows used in operating activities was $10,134, consisting of primarily of the net loss for the period, offset by an increase of $10,082 in Accounts Payable and accrued liabilities, and an increase in bank indebtedness of $4.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2013 and 2012, respectively, net cash flows used in investing activities were $Nil .

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments. For the three months ended March 31, 2013 and 2012, respectively, we did not have any net cash flows from financing activities.

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

Recent Accounting Pronouncements

For the three month period ended March 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2012.

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

FORMCAP CORP.

Dated: May 16, 2013	By:	/s/ Graham Douglas
Graham Douglas
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)