Form 10-Q
period 2013-06-30
FORMCAP CORP.
filed 2013-08-15
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number : 000-28847

FORMCAP CORP.
(Exact name of registrant as specified in its charter)

Nevada		1006772219
(State or other jurisdiction of incorporation or organization)		(I.R.S. Empl. Ident. No.)

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

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 92,038,238 as of August 14, 2013.

FormCap Corp.
Form 10-Q
For the Quarter Ended June 30, 2013

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FormCap Corp.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
TOTAL ASSETS
Cash	420	48
Promissory Note Receivable	11,194	-
	$11,614	$48

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$41,322	$34,837
Related party payables	23,107	398,107
Notes payable - related parties	111,500	161,500
Notes payable	78,653	78,653
Convertible notes payable	34,967	-
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	424,549	808,097

TOTAL LIABILITIES	424,549	808,097

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 92,038,238 shares issued and outstanding	92,038	2,038
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	13,785,574	11,176,574
Deficit accumulated during the development stage	(14,273,547)	(11,969,661)

Total Stockholders’ Deficit	(412,935)	(808,049)

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$11,614	$48

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		From Inception on April 10, 1991 to June 30, 2013
	2013	2012	2013	2012

REVENUES	$-	$-	$-	$-	$321,889
COST OF SALES	-	-	-	-	352,683

GROSS MARGIN	-	-	-	-	(30,794)

OPERATING EXPENSES

Consulting fees	5,000	12,501	5,000	40,001	1,047,867
Loss on impairment of assets	-	-	-	-	1,146,206
Financing expenses	-	-	-	-	778,946
General and administrative expenses	14,752	8,839	24,886	17,610	5,589,058

Total Operating Expenses	19,752	21,340	29,886	57,611	8,562,077

LOSS FROM OPERATIONS	19,752	21,340	29,886	57,611	8,592,871

OTHER INCOME AND (EXPENSE)

Interest expense	-	-	-	-	(864,220)
Gain on settlement of debt	-	-	-	-	286,855
Loss on settlement of debt	(2,274,000)	-	(2,274,000)	-	(5,103,311)

Total Other Expense	(2,274,000)	-	(2,274,000)	-	(5,680,676)

LOSS BEFORE INCOME TAXES	$2,293,752	$21,340	$2,303,886	$57,611	$14,273,547
Provision for income taxes	-	-	-	-	-

NET LOSS	2,293,752	$21,340	2,303,886	$57,611	$14,273,547

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.05	$0.01	$0.10	$0.03

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	44,298,653	2,015,772	23,518,691	2,015,772

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		From Inception on April 10, 1991 to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,303,886)	$(57,611)	$(14,273,547)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses	-	35,001	324,262
Amortization of beneficial conversion feature	-	-	379,961
Expenses paid on behalf of the Company	-	-	3,569
Expenses paid by related parties	-	5,000	119,133
Depreciation and amortization	-	-	277,322
Gain on settlement of debt and extinguishing of oil and gas leases	-	-	(286,855)
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	2,274,000	-	6,428,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities:
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	6,485	(4,945)	104,777
Related party payables		19,175	-
Royalty and license fees	-	-	196,765
Bank indebtedness	-	-	-

Net Cash Used in Operating Activities	(23,401)	(3,380)	(2,761,583)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Purchase of oil and gas lease	-	-	(250,000)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	(11,194)	-	(712,346)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash Used in Investing Activities	(11,194)	-	(1,239,290)

Net Cash Used in Operating and Investing Activities	(34,595)	(3,380)	(4,000,873)

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended June 30,		From Inception on April 10, 1991 to June 30,
	2013	2012	2013

Net Cash Used in Operating and Investing Activities	$(34,595)	(3,380)	(4,000,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	-	2,050,177
Repayments of related party payables	-	-	(637,012)
Proceeds from notes payable	34,967	3,000	966,886
Repayment of notes payable	-	-	-
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	-	3,608,242

Net Cash Provided by Financing Activities	34,967	3,000	5,991,293

NET INCREASE (DECREASE) IN CASH	372	(380)	420
CASH AT BEGINNING OF PERIOD	48	504	-

CASH AT END OF PERIOD	420	124	$420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$12,650

NON CASH FINANCING ACTIVITIES:
Common stock issued for rounding shares	$-	$-	$22
Common stock issued for prepaid expenses	$-	$-	$280,000
Conversion of related party payables to common stock	$-	$-	$3,559,999

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the June 30, 2013 financial statements.

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

Basic Loss Per Share
Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of June 30, 2013 and December 31, 2012.

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000.  The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during six months ended June 30, 2013 and the year ended December 31, 2012.

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

Foreign Currency Translation
The Company translates foreign currency transactions and balances to its reporting currency, United States Dollars, in accordance with ASC 830 “Foreign Currency Matters”. Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Revenue and expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses are included in the determination of net loss for the year.

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

NOTE 4 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes As of June 30, 2013 the Company owed related parties $23,107 (December 31, 2012 - $398,107).  These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 5 – COMMON STOCK

The Company has two classes of stock authorized as of June 30, 2013.  The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of June 30, 2013 and December 31, 2012. The Company also has 200,000,000 shares of common stock authorized with 92,038,238 shares issued and outstanding as of June 30, 2013 (December 31, 2012 – 2,038,240)

During the year ended December 31, 2012, the Company issued new shares as follows:

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

During the six months ended June 30, 2013, the Company issued 89,999,998 Common shares in settlement of debts owed by the Company (see Note 8).

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE

During April and May, 2013 the Company issued convertible promissory notes in the amount of $15,000 to two unrelated third parties. The notes mature on December 31, 2014.

On June 3, 2013, The Company issued convertible promissory notes in the amounts of $15,000 and $5,000 to an unrelated third party. The notes mature on December 31, 2015.

The convertible promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The convertible promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the creditor, at terms set by the Company.

NOTE 7 – PROMISSORY NOTE RECEIVABLE

On June 3, 2013 the Company advanced the sum of $11,194 to an unrelated party, secured by a promissory note.

The promissory note is non-interest bearing until maturity and bears interest at 3% per annum thereafter. The promissory note will become due and payable if the debtor receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory note is convertible into common shares of the debtor either in whole or in part at the option of the Company, at terms set by the debtor.

NOTE 8 – DEBT SETTLEMENT

On May 9, 2013 the Company settled debts owed to related parties in the amount of $50,000 by the issuance of 50,000,000 Common Shares. The Company recorded a loss of $565,000 on this transaction.

On May 20, 2013 the Company settled debts owed to related parties in the amount of $375,000 by the issuance of 39,999,998 Common Shares. The Company recorded a loss of $1,709,000 on this transaction.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012.

Revenues: There was no revenue for the three and six months ended June 30, 2013 and 2012, respectively.

Operating Expenses: For the three and six months ended June 30, 2013, we had total operating expenses of $19,752 and $29,886 respectively, as compared to $21,340 and $57,611 for the three months and six months ended June 30, 2012, which represent decreases of $1,588 and $27,725 respectively. We incurred $5,000 in consulting expenses for the three and six months ended June 30, 2013, as compared with $12,501 incurred during the three months ended June 30, 2012 and $40,001 during the six months ended June 30, 2012. The consulting expense was incurred in connection with the investigation of a potential property acquisition.

Accounting and Audit and review fees amounted to $11,030 and $19,030 for the three and six months ended June 30, 2013, respectively as compared with $8,000 and $16,000 for the three and six months ended June 30, 2012 as a result of audit and accounting fees in respect of 2012 not accrued at the year end, and expensed in the period under review.

Filing and Transfer agents’ expense increased by $2,344 from $670 during the three months ended June 30, 2012 to $3,054 for the three months ended June 30, 2013 and by $3,756 from $1,380 for the six months ended June 30, 2012 to $5,136 for the six months ended June 30, 2013. The increases resulted from result of an accrual in respect of 2012 year-end filing fees made the period under review and corporate activity during the period under review.

Interest Expense:  There was no interest expense for the three and six months ended June 30, 2013 and 2012 as the liabilities of the Company bear no interest.

Loss on Settlement of Debts: During the three and six months ended June 30, 2013, the Company settled certain debts owed to a third party and certain debts owed to two related parties by the issuance of common shares. The Company recognized losses totaling $2,274,000 on these transactions (three and six months ended June 30, 2012 – Nil).

Net Loss: The net loss for the three and six months ended June 30, 2013 was $2,293,752 and $2,303,886 respectively, as compared to $21,340 and $57,611 for the three months and six months June 30, 2012.

Liquidity and Capital Resources

As at June 30, 2013, our current assets were $11,614 (December 31, 2012 - $48) and our current liabilities were $424,549  (December 31, 2012 - $808,097), resulting in a working capital deficit of $412,935, as compared with a working capital deficit of $808,049 at December 31, 2012.

Total Stockholders’ Deficit decreased from $808,049 at December 31, 2012 to $412,935 at June 30, 2013.

Cash Flows Used in Operating Activities

We have not generated positive cash flows from operating activities.  For the six months ended June 30, 2013, net cash flows used in operating activities was $23,401, consisting of primarily of the net loss for the period, offset by a loss on the settlement of debt in the amount of $2,274,000 and an increase of $6,485 in accounts payable and accrued liabilities..

Cash Flows Used in Investing Activities

During the six months ended June 30, 2013 we advanced $11,194 to an unrelated party. During the six months ended June 30,  2012 we did not undertake any investing activities.

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments.  During the six months ended June 30, 2013 and 2012, respectively, we issued promissory notes to lenders in the amounts of $34,967 and $3,000, respectively.

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

Recent Accounting Pronouncements

For the three month period ended June 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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

On May 7, 2013, the Company issued 50,000,000 common shares to a related party in settlement of debts owed by the Company.

On May 20, 2013, the Company issued 39,999,998 common shares to various parties in settlement of debts owed by the Company.

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
Dated: August XX, 2013