Form 10-Q
period 2013-09-30
FORMCAP CORP.
filed 2013-11-15
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

775-285-5775
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
YES [   ]     NO [X]

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 92,038,238 as of November 13, 2013.

1

FormCap Corp.
Form 10-Q
For the Quarter Ended September 30, 2013

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FormCap Corp.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
TOTAL ASSETS
Cash	35	48
Promissory Note Receivable	11,194	-
Total current assets	11,229	48

OTHER ASSETS
Exploration property lease	31,802	-
TOTAL ASSETS	$43,031	$48

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,813	$34837
Related party payables	23,107	398107
Notes payable - related parties	111,500	161,500
Notes payable	103,653	78,653
Convertible notes payable	42,853	-
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	456,926	808,097

TOTAL LIABILITIES	456,926	808,097

STOCKHOLDERS’ DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 92,038,238 shares issued and outstanding (2,038,240 shares issued and outstanding as at December 31, 2012)	92,038	2,038
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	13,785,574	11,176,574
Deficit accumulated during the development stage	(14,274,507)	(11,969,661)

Total Stockholders’ Deficit	(413,895)	(808,049)

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$43,031	$48

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

		Three Months ended September 30,				Nine Months ended September 30,			From
									Inception on
									April 10, 1991
									to September
		2013		2012		2013		2012	30, 2013

REVENUES		$-		$-		$-		$-	$321,889
COST OF SALES		-		-		-		-	352,683

GROSS MARGIN		-		-		-		-	(30,794)
OPERATING EXPENSES
Consulting fees		(5,000)		12,500		-		52,501	1,042,867
Loss on impairment of assets		-		-		-		-	1,146,206
Financing expenses		-		-		-		-	778,946
General and administrative expenses		5,949		18,909		30,835		36,519	5,595,007

Total Operating Expenses		949		31,409		30,835		89,020	8,563,026

LOSS FROM OPERATIONS		949		31,409		30,835		89,020	8,593,820

OTHER INCOME AND (EXPENSE)

Interest expense		(10)		-		(10)		-	(864,231)
Gain on settlement of debt		-		-		-		-	286,855
Loss on settlement of debt		-		-		(2,274,000)		-	(5,103,311)

Total Other Expense		(10)		-		(2,274,010)		-	(5,680,687)

LOSS BEFORE INCOME TAXES	$		$		$		$		$14,274,507
Provision for income taxes								-	-

NET LOSS		959		$31,409		2,304,845		$89,020	14,274,507

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$0.00		$0.00		$0.05		$0.04

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		91,037,822		2,015,773		48,257,879		2,015,773

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			From Inception
			on April 10,
	For the Nine Months Ended		1991 to
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,304,845)	$(89,020)	$(14,274,507)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses	-	52,501	324,262
Amortization of beneficial conversion feature	-	-	379,961
Expenses paid on behalf of the Company	32,886	-	36,455
Expenses paid by related parties	-	8,445	119,133
Depreciation and amortization	-	-	277,322
Gain on settlement of debt and extinguishing of oil and gas leases	-	-	(286,855)
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	2,274,000	-	6,428,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,813)
Changes to operating assets and liabilities:
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	(17,132)	(653)	81,160
Related party payables	23,107	20,459	23,107
Royalty and license fees	-	-	196,765
Bank indebtedness	-	-	-

Net Cash Used in Operating Activities	8,016	(8,268)	(4,720,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Purchase of oil and gas lease	(31,802)	-	(281,802)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	(11,194)	-	(712,346)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash Used in Investing Activities	(42,996)	-	(1,271,092)

Net Cash Used in Operating and Investing Activities	$(34,980)	$(8,268)	$(5,991,258)

The accompanying notes are an integral part of these condensed financial statements

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			on April 10,
	For the Nine Months Ended		1991 to
	September 30,		September 30,
	2013	2012	2013
Net Cash Used in Operating and Investing Activities	$(34,980)	$(8,268)	$(5,991,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	4,900	2,050,177
Repayments of related party payables	-	-	(637,012)
Proceeds from notes payable	-	3,000	931,419
Repayment of notes payable	-	-	-
Proceeds from convertible notes payable	34,967	-	34,967
Proceeds from the sale of preferred stock	-	-	3,000
Proceeds from the sale of common stock and stock options	-	-	3,608,242

Net Cash Provided by Financing Activities	34,967	7,900	5,990,793

NET DECREASE IN CASH	(13)	(368)	35
CASH AT BEGINNING OF PERIOD	48	504	-

CASH AT END OF PERIOD	35	136	$35

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

CASH PAID FOR:
Interest	$-	$-	$12,650

NON CASH FINANCING ACTIVITIES:
Common stock issued for rounding shares	$-	$-	$22
Common stock issued for prepaid expenses	$-	$-	$280,000
Conversion of related party payables to common stock	$-	$-	$3,559,999

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the September 30, 2013 condensed financial statements.

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

Basic Loss Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of September 30, 2013 and December 31, 2012.

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013
(Unaudited)

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during nine months ended September 30, 2013 and the year ended December 31, 2012.

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

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013
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

NOTE 4 – EXPLORATION PROPERTY LEASE

On September 30, 2013 the Company executed a Definitive Agreement with Kerr Energy Group and Keta Oil & Gas LLC (Kerr and Keta) both incorporated in Wichita, Kansas.

Pursuant to the terms of the Agreement the Company paid Kerr and Keta a non-refundable deposit in the amount of $25,000 (the “Deposit”) to be applied to the purchase price of oil leases to be purchased by Formcap, in Cowley County Kansas. The Company will also issue Kerr and Keta a total of 200,000 Rule 144 shares of FormCap.

In addition, the Company will pay Kerr and Keta two hundred dollars ($200.00) per acre for up to 1,500 acres of Leases, at total cost not to exceed $300,000 within 30 days of execution of the Agreement, subject to final due diligence by the Company. The Company will own 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one well in each of the first two years of the lease term to maintain its interest in the Leases. As at September 30, 2013 the Company has capitalized $31,802 toward the acquisition of the Leases and has not issued the 200,000 Rule 144 shares.

NOTE 5 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes As of September 30, 2013 the Company owed related parties $23,107 (December 31, 2012 - $398,107). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 6 - COMMON STOCK

The Company has two classes of stock authorized as of September 31, 2013. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of September 30, 2013 and December 31, 2012. The Company also has 200,000,000 shares of common stock authorized with 92,038,238 shares issued and outstanding as of September 30, 2013 (December 31, 2012 – 2,038,240)

During the year ended December 31, 2012, the Company issued new shares as follows:

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

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013
(Unaudited)

Prior to the reverse stock split, the Company had 100,788,607 common shares issued and outstanding. Immediately after the reverse split the Company had 2,038,240 common shares issued and outstanding, including 22,467 common shares issued to various shareholders as a result of rounding. The rounding shares were not issued for compensation and have no net effect on owner’s equity.

During the nine months ended September 30, 2013, the Company issued 89,999,998 Common shares in settlement of debts owed by the Company (see Note 10).

NOTE 7 – PROMISSORY NOTES PAYABLE

As at September 30, 2013 the Company owed $103,653 to several third parties (December 31, 2012 - $78,653) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES PAYABLE

During April and May, 2013 the Company issued convertible promissory notes in the amounts of $2,900 and $12,250 Canadian Dollars to two unrelated third parties. The notes mature on December 31, 2014

On June 3, 2013, the Company issued promissory notes in the amounts of $15,000 and $5,000 Canadian Dollars in favour an unrelated third party. The notes mature on December 31, 2015

On July 30, 2013 the Company the Company issued a promissory note in the amount $5,000 Dollars in favour an unrelated third party. The note matures on December 31, 2015

On August 9, 2013 the Company the Company issued a promissory note in the amount of $3,000 Canadian Dollars in favour an unrelated third party. The note matures on December 31, 2015

On September 30, 2013 the Company issued a promissory note in the amount of $25,000 to an unrelated third party. The note matures on December 31, 2015

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the Holders.

NOTE 9 – PROMISSORY NOTE RECEIVABLE

On June 3, 2013 the Company advanced the sum of $11,194 ($11,500 Canadian Dollars) to an unrelated Canadian company. The loan is secured by a promissory note issued promissory notes in the amount of $15,000 to two unrelated parties. The notes mature on December 31, 2014

The promissory note is non-interest bearing until maturity and bears interest at 3% per annum thereafter. The Promissory note will become due and payable if the company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory note ise convertible into common shares of the company either in whole or in part at the option of the Company.

NOTE 10 – DEBT SETTLEMENT

On May 16, 2013 the Company settled debts owed to related parties in the amount of $50,000 by the issuance of 50,000,000 Common Shares. The Company recorded a loss of $2,555,000 on this transaction.

On May 20, 2013 the Company settled debts owed to related parties in the amount of $375,000 by the issuance of 39,999,998 Common Shares. The Company recorded a loss of $1,709,000 on this transaction.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2013
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On October 28, 2013 the Company, and Kerr and Keta agreed to extend the closing date for the purchase of the oil exploration leases to January 15, 2014. The Company is to pay Kerr and Keta $50,000 on or before November 15, 2013, $50,000 on or before December 15 2013 and the remaining balance to a maximum of $200,000 by January 14, 2014. These funds to be held in trust and applied toward the acquisition purchase price payable on January 15, 2014.

On November 7, 2013 the Board of Directors approved the issuance of 200,000 Rule 144 shares to Kerr and Keta.

.Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On February 15, 2011, the Company assigned all its rights in the leases to Rich Investments Ltd. (“Rich”) and Leare Developments Ltd. (“Lease”), under the terms of a loans settlement agreement whereby Rich and Leare accepted the assignment of the leases in full and final satisfaction of the outstanding indebtedness of the Company to each of Rich and Leare.

On March 16, 2011, the Company signed a Farm-Out Agreement for oil and gas exploration in the Peco Area of Alberta. The Farm-Out Agreement between FormCap Corp. and a private Alberta Corporation is comprised of a Seismic Option, a Farm-Out and a Participation clause. The Agreement stipulated a commencement date for the shooting of a 3D seismic program on the Farm-Out Lands not later than June 1, 2011 and a Commencement Date of November 1, 2011 for spudding and continuous drilling of a Test Well. Due to conditions in the oil and gas industry these dates were amended to October 1, 2011 for commencement of seismic program and February 1, 2012 for the spudding of a Test Well. The Agreement provides FormCap 60 days following completion of the seismic program to elect to drill the Test Well. Upon completion of the Test Well FormCap shall have earned a 40% working interest in the well subject to a 10% Gross Overriding Royalty payable to the Farmor. The Farmor may elect to convert the Gross Overiding Royalty to a 50% interest in FormCap’s working interest (i.e.: a 20% working interest). During the second quarter of 2012 The Company decided to discontinue activities on this project.

On September 30, 2013 the Company executed a Definitive Agreement with: Kerr Energy Group and Keta Oil & Gas LLC (Kerr and Keta) both incorporated in Wichita, Kansas.

Pursuant to the terms of the Agreement the Company paid Kerr and Keta a non-refundable deposit in the amount of $25,000 (the “Deposit”) to be applied to the purchase price of oil leases to be purchased by Formcap, in Cowley County Kansas. The Company will also issue Kerr and Keta a total of 200,000 Rule 144 shares of FormCap.

In addition, the Company will pay Kerr and Keta two hundred dollars ($200.00) per acre for up to 1,500 acres of Leases, at total cost not to exceed $300,000 within 30 days of execution of the Agreement, subject to final due diligence by the Company. The Company will own 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one well in each of the first two years of the lease term to maintain its interest in the Leases.

The Company will also have the option to participate in the drilling of up to six exploration or development wells on lands currently owned by Keta and Kerr under terms set out in the agreement.

On October 28, 2013 the Company, and Kerr and Keta agreed to extend the closing date for the purchase of the oil exploration leases to January 15, 2014. The Company is to pay Kerr and Keta $50,000 on or before November 15, 2013, $50,000 on or before December 15 2013 and the remaining balance to a maximum of $200,000 by January 14, 2014. These funds to be held in trust and applied toward the acquisition purchase price payable on January 15, 2014. In addition, the Company has agreed to issue 200,000 Rule 144 shares in the company to Kerr and Keta.

On November 7, 2013 the Board of Directors approved the issuance of 200,000 Rule 144 shares to Kerr and Keta.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012.

Revenues. There was no revenue for the three and nine months ended September 30, 2013 and 2012, respectively.

Operating Expenses. For the three and nine months ended September 30, 2013, we had total operating expenses of $949 and $30,835 respectively, as compared to $31,409 and $89,020 for the three months and nine months ended September 30, 2012, representing decreases of $30,460 and $58,185 respectively.

We incurred $Nil in Consulting Expenses for the three and nine months ended September 30, 2013, as compared with $12,500 incurred during the three months ended September 30, 2012 and $52,501 during the nine months ended September 30, 2012. An non-refundable consulting fee in the amount of $5,000 incurred in connection with the investigation of a potential property acquisition during the three months ended June 30, 2013 has been capitalized following the successful conclusion of the lease acquisition negotiations referred to above.

Accounting and Audit and review fees amounted to $3,000 and $22,030 for the three and nine months ended September 30, 2013, respectively as compared with $9,720 and $25,720 for the three and nine months ended September 30, 2012 as a result of audit and accounting fees in respect of 2012 not accrued at the year end, expensed in the period under review and adjustments to accruals.

Filing and Transfer agents’ expense decreased by $1,868 from $3,857 during the three months ended September 30, 2012 to $1,990 for the three months ended September 30, 2013 but increased by $1,888 from $5,237 for the nine months ended September 30, 2012 to $7,126 for the nine months ended September 30, 2013. The increases resulted from result of an accrual in respect of 2012 year-end filing fees and corporate activity during the period under review.

Interest Expense: There was no interest expense for the three and nine months ended September 30, 2013 and 2012 as the liabilities of the Company bear no interest.

Loss on Settlement of Debts: During the nine months ended September 30, 2013, the Company settled certain debts owed to a third party and certain debts owed to two related parties by the issuance of common shares. The Company recognized losses totalling $4,264,000 on these transactions (nine months ended September 30, 2012 – Nil).

Net Loss: The net loss for the three and nine months ended September 30, 2013 was $959 and $2,304,845 respectively, as compared to $31,409 and $89,020 for the three months and nine months September 30, 2012, respectively.

Liquidity and Capital Resources

As at September 30, 2013, our current assets were $11,229 (December 31, 2012 - $48) and our current liabilities were $456,926 (December 31, 2012 - $808,097), resulting in a working capital deficit of $445,697, as compared with a working capital deficit of $808,049 at December 31, 2012.

Total Stockholders’ Deficit decreased from $808,049 at December 31, 2012 to $413,895 at September 30, 2013.

Cash Flows Generated by Operating Activities

For the nine months ended September 30, 2013, net cash flows generated by operating activities was $8,016, consisting of the net loss for the period and a decrease of $17,132 in Accounts Payable and accrued liabilities, offset by expenses paid on behalf of the Company of $32,886 and an decrease in Related party payables of $23,107.

Cash Flows Used in Investing Activities

During the three and nine months ended September 30, 2013 we paid a non-refundable deposit of $31,802 to acquire certain oil lease properties (three and nine months ended September 30, 2012 - $Nil).

During the nine months ended September 30, 2013 we advanced $11,194 to an unrelated company (nine months ended September 30, 2012, - $Nil).

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments. During the nine months ended September 30, 2013 and 2012, respectively, we issued convertible promissory notes to lenders in the amount of $34,967, (nine months to September 30, 2012 - $Nil) During the nine months ended September 30, 2013 we did not receive Proceeds from related party payables and Notes Payable (nine months ended September 30, 2012, $4,900 and $3,000 respectively).

We expect that working capital requirements will continue to be funded through further issuances of securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

For the nine month period ended September 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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
--------------------------
Graham Douglas
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: November 13, 2013