Form 10-K
period 2013-12-31
FORMCAP CORP.
filed 2014-04-15
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number : 0-28847

FORMCAP CORP.
(formerly Gravitas International, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	1006772219
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

50 West Liberty Street, Suite 880, Reno, NV 89501
(Address of principal executive offices, including zip code)

775-285-5775
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
Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]      No [X]

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
Yes [   ]      No [   ]

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a not-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]      No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 11, 2014 was $3,929,529 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over-the-Counter Bulletin Board of $0.04

At April 11, 2014 the Company had outstanding 102,238,238 shares of Common Stock, of $0.001 par value per share.

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

Item 1. Business

General

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $14,355,874 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company’s ability to continue as a going concern.

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

1

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

On November 19, 2013 the Company executed a Definitive Agreement with: Kerr Energy Group and Keta Oil & Gas LLC (Kerr and Keta) both incorporated in Wichita, Kansas. Pursuant to the terms of the Agreement the Company paid Kerr and Keta a non-refundable deposit in the amount of $25,000 (the “Deposit”) to be applied to the purchase price of oil leases to be purchased by Formcap, in Cowley County Kansas. The Company also agreed to issue Kerr and Keta a total of 200,000 Rule 144 shares of common stock of FormCap.

In addition, the Company will pay Kerr and Keta two hundred dollars ($200.00) per acre for up to 2,400 acres of Leases, at total cost not to exceed $480,000 within 30 days of execution of the Agreement, subject to final due diligence by the Company. The Company will own 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one well in each of the first two years of the lease term to maintain its interest in the Leases.

The Company will also have the option to participate in the drilling of up to six exploration or development wells on lands currently owned by Keta and Kerr under terms set out in the agreement.

On November 7, 2013 the Board of Directors approved the issuance of 200,000 Rule 144 shares of common stock to Kerr and Keta.

Item 1A. Risk Factors

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management’s own pecuniary interests and may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently involved with other blank check companies and conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be affiliated with, may arise. If we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same opportunity, then those officers and directors that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

None

Item 3. Legal Proceedings

None

See Subsequent Events

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

2013	High	Low
1st Quarter	0.510	0.008
2nd Quarter	0.105	0.012
3rd Quarter	0.200	0.085
4th Quarter	1.920	0.200

2012	High	Low
1st Quarter	0.119	0.003
2nd Quarter	0.180	0.003
3rd Quarter	0.050	0.003
4th Quarter	0.499	0.004

As of December 31, 2013, there were 92,238,238 common shares issued and approximately 98 shareholders on record. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

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

The Transfer Agent for the Company's Common Stock is Presidents Stock Transfer, located at 215 - 515 West Hastings Street, Vancouver, B.C. V6B-6H5 Canada.

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

RECENT SALES OF RESTRICTED SECURITIES

The Company did not issue any additional shares during the year ended December 31, 2012.

On May 16, 2013, 50,000,000 common shares were issued under a debt settlement agreement with a related Party.

On May 20, 2013, 39,999,998 common shares were issued under a debt settlement agreement with a related Party.

On November 7, 2013, 200,000 common shares were issued in connection with the acquisition of exploration property leases.

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

On November 19, 2013 the Company executed a Definitive Agreement with: Kerr Energy Group and Keta Oil & Gas LLC (Kerr and Keta) both incorporated in Wichita, Kansas. Pursuant to the terms of the Agreement the Company paid Kerr and Keta a non-refundable deposit in the amount of $25,000 (the “Deposit”) to be applied to the purchase price of oil leases to be purchased by Formcap, in Cowley County, Kansas. The Company also agreed to issue Kerr and Keta a total of 200,000 Rule 144 shares of FormCap.

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

Results of Operations for the Fiscal Years Ended December 31, 2013 and 2012

The audited operating results and cash flows are presented for the years ended December 31, 2013 and 2012 and for the period since inception to December 31, 2013.

We did not earn any revenues for the years ended December 31, 2013 and 2012.

Net Loss: For the year ended December 31, 2013 we had a net loss of $2,386,213 as compared with a net loss of $109,440 for the year ended December 31, 2012.

Operating Expenses. For the year ended December 31, 2013, we had total operating expenses of $112,203 as compared to $109,397 for the year ended December 31, 2012. The reduction is due to a decrease of $50,145 in consulting services and an increase in General and administrative expenses of $52,951.

Consulting Fees. For the year ended December 31, 2012, we had consulting fees of $14,022 as compared to $64,167 for the previous year. The decrease was attributable to the reduced use of consulting services as compared with the previous year.

General and administrative expenses: For the year ended December 31, 2013 we had general and administrative expenses of $98,181, an increase of $52,951 as compared with $45,230 for the year ended December 31, 2012.

Filing, Transfer agents’ expenses increased by $2,694 from $6,037 during the year ended December 31, 2012 to $8,731 during the year ended December 31, 2013 as a result of corporate activity.

Investor and public relations expenses increased by $56,328 from $2,413 for the year ended December 31, 2012 to $58,741 for the year ended December 31, 2013 as the Company engaged a specialist to develop a corporate branding strategy and a new website.

Audit and accounting expenses for the year ended December 31, 2013 amounted to $26,167, a decrease of $415 as compared with $26,582 incurred during the year ended December 31, 2012. The increase in expenditure in this category resulted from a correction to the accruals for this category of professional services.

The Company did not incur legal expenses for the year ended December 31, 2013. Legal expenses for the year ended December 31, 2012 was $3,273. The decrease resulted from reduced corporate activity during the year ended December 31, 2013 as compared with the year ended December 31, 2012.

Losses on foreign exchange transactions amounted to $1,580 in the year ended December 31, 2013, as compared with a loss of $146 in the year ended December 31, 2012. These losses arose as a result of fluctuations in the exchange rates between the US Dollar and foreign currencies.

Loss on impairment of assets: We did not incur a Loss on impairment of assets during the years ended December 31, 2013 and 2012, respectively

Financing expenses: We did not incur Financing expenses during the years ended December 31, 2013 and 2012, respectively

Interest Expense. The Company incurred insignificant interest expense charges during the years ended December 31, 2013 and 2012, respectively.

Loss on settlement of debt: During the year ended December 31, 2013 we incurred a loss of $2,274,000 on the settlement of debts owed to related parties.

Liquidity and Capital Resources: During the year ended December 31, 2013 our operating activities consumed cash in the amount of $78,126, an increase of $66,253 as compared to cash consumed by operations of $11,873 during the year ended December 31, 2012. During the year ended December 31, 2013 we invested $6,802 in the purchase of oil and gas leases and advanced $9,266 to an unrelated Canadian company (year ended December 31, 2012 - $Nil). During the year ended December 31, 2013, we obtained financing in the amount of $85,790 in the form of convertible notes as compared with $6,417 and $5,000 in proceeds from related party payables and proceeds from notes payable, respectively, during the year ended December 31, 2012.

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

Item 8. Financial Statements and Supplementary Data

See Item 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2013, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 2013, our internal control over financial reporting is not effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of our 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2013, there were 98,238,236 shares of common stock outstanding.

The following table sets forth, as of December 31, 2013, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company.

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial	Percentage of
		Ownership	Class
Common Stock	Graham Douglas Condo 6 – 118 Calle Hortencia Col Amapas, Puerto Vallarta, 48380 Mexico	50,219,778 – Director	54.45%

As of December 31, 2013 the Directors and Officers of the Company as a group held 50,219,778 shares (54.45%

Item 13. Certain Relationships and Related Transactions, and Director Independence. None

Item 14. Principal Accountant Fees and Services.

Audit Fees. Audit fees for the audits of our Annual Reports on Forms 10-K for the years ended December 31, 2013 and 2012 were $7,500 and $6,000 respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) Index to the Financial Statements

FORMCAP CORP.
(A Development Stage Company)

AND
FINANCIAL STATEMENTS

December 31, 2013 and 2012

11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
FormCap Corp.

We have audited the accompanying balance sheets of FormCap Corp. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from April 10, 1991 (date of inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of FormCap Corp. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended and for the cumulative period from April 10, 1991 (date of inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has not yet established an ongoing source of revenue sufficient to cover its operating cost which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
April 15, 2014

FORMCAP CORP.
(A Development Stage Company)

Balance Sheets – December 31, 2013 and 2012

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash	$910	$48
Promissory Note Receivable	9,266	-

Total Current Assets	10,176	48

OIL AND GAS LEASE RIGHTS	101,802

TOTAL ASSETS	$111,978	$48

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$101,297	$432,944
Notes payable	78,653	78,653
Notes payable – related parties	126,500	161,500
Convertible notes payable	145,790	-
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	587,240	808,097

TOTAL LIABILITIES	587,240	808,097

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001; 98,238,238 and 2,038,240 shares issued and outstanding, respectively	92,238	2,038
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	13,805,374	11,176,574
Deficit accumulated during the development stage	(14,355,874)	(11,969,661)

Total Stockholders' Deficit	(475,262)	(808,049)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$111,978	$48

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Operations for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2013

			From Inception on
	For the Year ended		April 10, 1991 to
	December 31,		December 31,
	2013	2012	2013

REVENUES	$-	$-	$321,889
COST OF SALES	-	-	352,683

GROSS MARGIN		-	(30,794)

OPERATING EXPENSES

Consulting fees	14,022	64,167	1,056,889
Loss on impairment of assets	-	-	1,146,206
Financing expenses	-	-	778,946
General and administrative expenses	98,181	45,230	5,662,353

Total Operating Expenses	112,203	109,397	8,644,394

LOSS FROM OPERATIONS	(112,203)	(109,397)	(8,675,188)

OTHER EXPENSE

Interest expense	(10)	(43)	(864,263)
Gain on forgiveness of debt	-	-	286,855
Loss on settlement of debt	(2,274,000)	-	(5,103,311)

Total Other Expense	(2,274,010)	(43)	(5,680,719)

LOSS BEFORE INCOME TAXES	(2,386,213)	(109,440)	(14,355,874)
PROVISION FOR INCOME TAXES		-

NET LOSS	$(2,386,213)	$(109,440)	$(14,355,907)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.04)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	59,612,486	2,038,240

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred Stock		Common Stock		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Inception, April 10, 1991	-	-	-	-	-	-	-	-

Balance, December 31, 1991	-	-	-	-	-	-	-	-

Balance, December 31, 1992	-	-	-	-	-	-	-	-

Balance, December 31, 1993	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 1994	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1994	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1995	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1996	-	-	-	-	-	-	(5,000)	(5,000)

Balance, December 31, 1997	-	-	-	-	-	-	(5,000)	(5,000)

Common stock issued for services	-	-	7	-	-	5,000	-	5,000

Net loss for the year ended December 31, 1998	-	-	-	-	-	-	(33,441)	(33,441)

Balance, December 31, 1998	-	-	7	-	-	5,000	(38,441)	(33,441)

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred Stock		Common stock		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 1998	-	-	7	-	-	5,000	(38,441)	(33,441)

Preferred stock issued for cash at $0.01 per share	300,000	300	-	-	-	2,700	-	3,000

Common stock issued for cash	-	-	62	-	-	720,574	-	720,574

Net loss for the year ended December 31, 1999	-	-	-	-	-	-	(705,213)	(705,213)

Balance, December 31, 1999	300,000	300	69	-	-	728,274	(743,654)	(15,080)

Common stock issued for cash	-	-	54	-	-	780,194	-	780,194

Common stock issued for debt settlement	-	-	16	-	-	735,629	-	735,629

Common stock issued for services	-	-	2	-	-	115,000	-	115,000

Common shares subscribed	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 2000	-	-	-	-	-	-	(1,362,045)	(1,362,045)

Balance, December 31, 2000	300,000	300	141	-	-	2,359,097	(2,105,699)	253,698

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred Stock		Common Stock		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2000	300,000	300	141	-	-	2,359,097	(2,105,699)	253,698

Common stock issued for cash	-	-	1,301	1	-	1,300,999	-	1,301,000

Common shares issued through preferred stock conversion	(300,000)	(300)	20	-	-	300	-	-

Common stock issued for services	-	-	-	-	-	47,269	-	47,269

Common stock issued in acquisition	-	-	50	-	-	185,000	-	185,000

Net loss for the year ended December 31, 2001	-	-	-	-	-	-	(1,980,176)	(1,980,176)

Balance, December 31, 2001	-	-	1,512	1	-	3,892,665	(4,085,875)	(193,209)

Shares issued for private placement	-	-	87	-	-	236,000	-	236,000

Shares issued for exercise of options	-	-	50	-	-	245,000	-	250,000

Stock option compensation	-	-	-	-	-	305,788	-	305,788

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	(1,599,462)	(1,599,462)

Balance, December 31, 2002	-	-	1,649	1	-	4,684,453	(5,685,337)	(1,000,883)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred		Common		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2002	-	-	1,649	1	-	4,684,453	(5,685,337)	(1,000,883)

Shares issued for private placement	-	-	11	-	-	16,330	-	16,330

Shares issued for services	-	-	20	-	-	32,000	-	32,000

Shares issued for debt settlement	-	-	729	1	-	728,666	-	728,667

Stock options granted for services	-	-	-	-	-	9,897	-	9,897

Stock options granted for debt settlement	-	-	-	-	-	421,417	-	421,417

Stock option compensation	-	-	-	-	-	134,167	-	134,167

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(1,294,174)	(1,294,174)

Balance, December 31, 2003	-	-	2,409	2	-	6,026,930	(6,979,511)	(952,579)

Shares issued for debt settlement	-	-	15	-	-	50,000	-	50,000

Shares issued for professional fees	-	-	82	-	-	1,220	-	1,220

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(86,485)	(86,485)

Balance, December 31, 2004	-	-	2,507	2	-	6,078,150	(7,065,996)	(987,844)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred		Common		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2004	-	-	2,507	2	-	6,078,150	(7,065,996)	(987,844)

Stock options exercised	-	-	766	1	-	(1)	-

Shares issued for debt settlement	-	-	1,000	1	-	99,999	-	100,000

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(12,197)	(12,197)

Balance, December 31, 2005	-	-	4,273	4	-	6,178,148	(7,078,193)	(900,041)

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(7,428)	(7,428)

Balance, December 31, 2006	-	-	4,273	4	-	6,178,148	(7,085,621)	(907,469)

Shares issued for debt settlement at $0.001 to $0.01 per share	-	-	205,700	206	-	156,794	-	157,000

Shares issued for cash at $0.001 per share	-	-	3,000,000	3,000	(150,000)	147,000	-

Net loss for the year ended December 31, 2007	-	-	-	-	-	-	(37,595)	(37,595)

Balance, December 31, 2007	-	-	3,209,973	3,210	(150,000)	6,481,942	(7,123,216)	(788,064)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred		Common		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2007	-		3,209,973	3,210	(150,000)	6,481,942	(7,123,216)	(788,064)

Shares issued for cash at $0.01 per share	-		10,000	10	-	4,990	-	5,000

Net loss for the year ended December 31, 2008	-		-	-	-	-	(105,158)	(105,158)

Balance, December 31, 2008	-	-	3,219,973	3,220	(150,000)	6,486,932	(7,228,374)	(888,222)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred		Common		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2008	-	-	3,219,973	3,220	(150,000)	6,486,932	(7,228,374)	(888,222)

Common stock issued for consulting services at $0.10 to $0.20 per share	-	-	56,000	56	-	299,944	-	300,000

Common stock issued for finder fees at $0.10 to $0.20 per share	-	-	11,600	12	-	173,988	-	174,000

Common stock issued for cash at $0.25 per share	-	-	1,200	1	-	14,999	-	15,000

Conversion of notes payable at $0.01 to $0.08 per share	-	-	260,000	260	-	3,559,739	-	3,559,999

Value of beneficial conversion feature of notes payable	-	-	-	-	-	60,000	-	60,000

Cancellation of common shares related to subscription receivable	-	-	(2,660,000)	(2,660)	133,000	(130,340)	-	-

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	(3,625,831)	(3,625,831)

Balance, December 31, 2009	-	-	888,772	8,899	(17,000)	10,465,262	(10,854,205)	(405,054)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred		Common		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2009	-	-	888,772	889	(17,000)	10,465,262	(10,854,205)	(405,054)

Common stock issued for services	-	-	20,000	20	-	169,980	-	170,000

Common stock issued as collateral on Leare Dev. Loan		-	5,000	5	-	12,495	-	12,500

Common stock issued on extension of Leare Development Loan		-	2,000	2	-	4,998	-	5,000

Value of beneficial conversion feature of notes payable	-	-	-	-	-	319,961	-	319,961

Net loss for the twelve months ended December 31, 2010							(1,097,585)	(1,097,585)

Balance, December 31, 2010	-	-	915,773	916	(17,000)	10,972,696	(11,951,790)	(995,178)

Common stock issued for services at $0.004 per share			400,000	400	-	69,600	-	70,000

Common stock issued for settlement of debt at $0.004 per share			700,000	700	-	134,300	-	135,000

Net Income for the year ended December 31, 2011	-	-	-	-	-	-	91,569	91,569

Balance, December 31, 2011	-	-	2,015,773	2,016	(17,000)	11,176,596	(11,860,221)	(689,609)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Stockholder’s Deficit for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

							Deficit
							Accumulated
					Stock	Additional	During the	Total
					Subscription	Paid-In	Development	Stockholder
	Preferred		Common		Receivable	Capital	Stage	(Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2011	-	-	2,015,773	2,016	(17,000)	11,176,596	(11,860,221)	(689,609)

Rounding shares issued to shareholders			22,467	22	-	(22)	-	-

Net loss for the twelve months ended December 31, 2012	-	-	-	-	-	-	(109,440)	(109,440)

Balance, December 31, 2012	-	-	2,038,240	2,038	(17,000)	11,176,574	(11,969,661)	(808,049)

Shares issued in settlement of debt	-	-	89,999,998	90,000	-	2,609,000	-	2,699,000

Shares issued pursuant to the acquisition of oil and gas lease rights	-	-	200,000	200	-	19,800	-	20,000

Net loss for the twelve months ended December 31, 2013	-	-	-	-	-	-	(2,386,213)	(2,386,213)

Balance, December 31, 2013	-	-	92,238,238	92,238	(17,000)	13,805,374	(14,355,874)	(475,262)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)

Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2013

			From Inception on
	For the Year Ended		April 10, 1991 to
	December 31,		December 31,
	2013	2012	2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(2,386,213)	$(109,440)	$(14,355,874)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses	-	64,167	324,262
Amortization of beneficial conversion feature	-	-	379,961
Expenses paid on behalf of the Company		3,569	3,569
Expenses paid by related parties	-	32,339	119,133
Depreciation and amortization	-	-	281,322
Gain on settlement of debt and extinguishing of oil and gas leases	-	-	(286,855)
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	2,274,000	-	6,424,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	-	-	(120,814)
Changes to operating assets and liabilities:
Accounts receivable	-	-	3,203
Notes Receivable	(9,266)	-	(9,266)
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	43,353	(2,508)	141,645
Bank overdraft	-	-	-
Royalty and license fees	-	-	196,765

Net Cash Used in Operating Activities	(78,126)	(11,873)	(4,810,308)

The accompanying notes are an integral part of these financial statements.

FORMCAP CORP.
(A Development Stage Company)

Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period since April 10, 1991 (Inception) to December 31, 2012 (CONTINUED)

					From Inception on
		For the Year Ended			April 10, 1991 to
		December 31,			December 31,
		2013		2012	2012

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of capital assets		-		-	(104,880)
Acquisition deposits		-		-	(431,000)
Extinguishment of oil and gas leases		-		-	-
Purchase of oil and gas lease		(6,802)		-	(256,802)
Capitalized software expenditures		-		-	(135,181)
Principal payments on notes receivable		-		-	44,117
Notes receivable advances		-		-	(701,152)
Convertible promissory note receivable		(9,266)			(9,266)
Proceeds from sale of notes receivable		-		-	350,000

Net Cash Used in Investing Activities		(16,068)		-	(1,244,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables		15,000		6,417	2,065,177
Repayments of related party payables		-		-	(637,012)
Proceeds from notes payable				5,000	931,919
Repayment of notes payable				-	-
Proceeds from the sale of preferred stock		-		-	3,000
Proceeds from the sale of common stock and stock options		-		-	3,608,242
Process from Convertible notes payable		70,790		-	70,790

Net Cash Provided by Financing Activities		235,663		11,417	6,042,116

NET INCREASE (DECREASE) IN CASH		862		(456)	910
CASH AT BEGINNING OF PERIOD		48		504	-

CASH AT END OF PERIOD		$910		$48	$910

SUPPLEMENTAL DISCLOSURES OFCASH FLOW INFORMATION

CASH PAID FOR:
Interest		$10		$43	$12,660

NON CASH FINANCING ACTIVITIES:
Common stock issued for rounding shares	$			$22	$22
Common stock issued for prepaid expenses		$-		$-	$280,000
Common stock issued for purchase of oil and gas leases		$20,000		$-	$20,000
Conversion of related party payables to common stock		$425,000		$-	$3,984,999
Extinguishment of related party notes payable and Accounts Payable		$2,699,000	$		$2,699,000
Notes Payable Issued for Oil and Gas Lease		$75,000	$		$75,000

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
(A Development Stage Company)
Notes to the Financial Statements December 31, 2013 and 2012

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

Reclassification of Financial Statement Accounts
Certain amounts in the December 31, 2012 as well as the inception column of the financial statements have been reclassified to conform to the presentation in the December 31, 2013 financial statements.

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

Basic Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of December 31, 2013 and 2012.

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended December 31, 2013 and 2012.

FORMCAP CORP.
(A Development Stage Company)
Notes to the Financial Statements December 31, 2013 and 2012

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

FORMCAP CORP.
(A Development Stage Company)
Notes to the Financial Statements December 31, 2013 and 2012

NOTE 4 – PROMISSORY NOTE RECEIVABLE

On June 3, 2013 the Company advanced the sum of $11,194 ($11,500 Canadian Dollars) to an unrelated Canadian company. The loan is secured by a promissory note and is due on December 31, 2014. On November 30, 2013 the Borrower repaid $1,928, leaving a balance owing of $9,266 as of December 31, 2013.

The promissory note is non-interest bearing until maturity and bears interest at 3% per annum thereafter. The Promissory note will become due and payable if the company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory note is convertible into common shares of the company either in whole or in part at the option of the Company.

NOTE 5 – EXPLORATION PROPERTY LEASE

On November 19, 2013 the Company executed a Definitive Agreement with Kerr Energy Group and Keta Oil & Gas LLC (Kerr and Keta) both incorporated in Wichita, Kansas.

Pursuant to the terms of the Agreement the Company paid Kerr and Keta a non-refundable deposit in the amount of $75,000 (the “Deposit”) to be applied to the purchase price of oil leases to be purchased by the Company, in Cowley County Kansas and agreed to issue Kerr and Keta a total of 200,000 Rule 144 shares of common stock of FormCap.

In addition, the Company will pay Kerr and Keta two hundred dollars ($200.00) per acre for up to 2,400 acres of Leases, at total cost not to exceed $480,000 within 30 days of execution of the Agreement, subject to final due diligence by the Company. The Company will own 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one well in each of the first two years of the lease term to maintain its interest in the Leases. As at December 31, 2013 the Company has capitalized $101,802 toward the acquisition of the Leases.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE

During April and May, 2013 the Company issued convertible promissory notes in the amounts of $15,000 to two unrelated third parties. The notes mature on December 31, 2014

On June 3, 2013, the Company issued promissory notes in the amounts of $20,000 Canadian Dollars in favour an unrelated third party. The notes mature on December 31, 2015

On July 30, 2013 the Company issued a promissory note in the amount $5,000 Dollars in favour an unrelated third party. The note matures on December 31, 2015

On August 9, 2013 the Company issued a promissory note in the amount of $3,000 in favour an unrelated third party. The note matures on December 31, 2015

On September 30, 2013 the Company issued a promissory note in the amount of $25,000 to an unrelated third party. The note matures on December 31, 2015

On November 8, 2013 the Company issued a promissory note in the amount of $7,500 to a related third party. The note matures on December 31, 2015

On November 6, 2013 the Company issued a promissory note in the amount of $3,000 to a unrelated third party. The note matures on December 31, 2015

On November 19, 2013 the Company issued a promissory note in the amount of $7,500 to a unrelated third party. The note matures on December 31, 2015

FORMCAP CORP.
(A Development Stage Company)
Notes to the Financial Statements December 31, 2013 and 2012

On December 16, 2013, an unrelated third party paid $50,000 to Kerr and Keta in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party. The note matures on December 31, 2015

On December 24, 2013 the Company issued a promissory note in the amount of $24,800 to an unrelated third party. The note matures on December 31, 2015

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company on terms to be determined by the Company, either in whole or in part at the option of the Holders.

NOTE 7 – RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several related parties for operating purposes.

During 2012 the Company borrowed cash in the amount of $6,417 and had expenses paid on behalf of the Company by related parties in the amount of $32,339.

As of December 31, 2013 the Company owed related parties $126,500. These amounts bear no interest, are not collateralized, and are due on demand.

FORMCAP CORP.
(A Development Stage Company)
Notes to the Financial Statements December 31, 2013 and 2012

NOTE 8 – NOTES PAYABLE

During 2012 the Company borrowed cash from various third parties in the amount of $5,000. These parties also paid expenses on behalf of the Company in the amount of $3,569.

The balance owed to these parties as of December 31, 2013 was $78,653 (December 31, 2012 - $78,653). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 9 – COMMON STOCK

The Company had 50,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2013 and 2012. The Company also had 200,000,000 shares of Common Stock authorized with 98,238,236 and 2,038,240 shares issued and outstanding as of December 31, 2013 and 2012 respectively.

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

During the year ended December 31, 2013, the Company issued 89,999,998 Common shares in settlement of debts owed by the Company (see Note 10).

On November 7, 2013 the Company issued 200,000 shares to Kerr and Keta in connection with the acquisition of the Cowley Leases (see Note 5)

NOTE 10 – DEBT SETTLEMENT

On May 16, 2013 the Company settled debts owed to related parties in the amount of $50,000 by the issuance of 50,000,000 Common Shares. The Company recorded a loss of $1,362,587 on this transaction.

On May 20, 2013 the Company settled debts owed to related parties in the amount of $375,000 by the issuance of 39,999,998 Common Shares. The Company recorded a loss of $911,413 on this transaction.

FORMCAP CORP.
(A Development Stage Company)
Notes to the Financial Statements December 31, 2013 and 2012

NOTE 11 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	December 31,	December 31,
Deferred tax assets:	2013	2012
Net operating loss carryover	$(7,856,769)	$(7,744,556)
Common stock and warrants issued for services	563,712	563,712)
Common stock issued for settlement of debt	45,900	45,900
Loss on extinguishment of debt	2,621,982	1,848,822
Impairment of assets	423,710	423,710
Amortization of beneficial conversion feature	258,373	258,373
Valuation allowance	2,671,301	2,633,149
Income tax expense per books	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	December 31,	December 31,
	2013	2012
Income tax expense at statutory rate	$(38,152)	$(37,210)
Common stock and warrants issued for services		-
Loss on extinguishment of debt		-
Impairment of assets		-
Amortization of beneficial conversion feature		-
(Gain) Loss on extinguishment of debt		-
Valuation allowance	38,152	37,210
Income tax expense per books	$-	$-

As at December 31, 2013, the Company had net operating loss carry forwards of approximately $6,622,735 through 2032. No tax benefit has been reported in the December 31, 2013 financial statements as the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

FORMCAP CORP.
(A Development Stage Company)
Notes to the Financial Statements December 31, 2013 and 2012

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report

Payments in connection with the acquisition of oil and gas leases

On January 2, 2014, an unrelated third party paid Kerr and Keta a further $25,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $25,000 to the unrelated third party.

On January 23, 2014, an unrelated third party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party. The promissory notes are non-interest bearing until maturity on December 31, 2015 and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company on terms to be determined by the Company, either in whole or in part at the option of the Holder.

On March 11, 2014 an unrelated third party paid Kerr and Keta a further $305,000 in connection with the acquisition of the Cowley leases. This payment was made pursuant to a material definitive agreement entered into between the Company and the unrelated third party (see below)

Entry into a Material Definitive Agreement.

Ironridge Global IV, Ltd. ("Ironridge") purchased from various creditors of the Company, bona fide claims held by those creditors against the Company in the aggregate amount of $671,938.90 (the "Claim Amount"). Subsequently, the Company offered to settle those claims in exchange for the issuance of unrestricted and fully tradable shares of the Company's common stock. Ironridge accepted the Company's settlement offer, subject to a hearing on the fairness of the settlement terms. On February 21, 2014, the Company, Ironridge and the CEO of the Company entered into a Stipulation Order for the settlement on the terms agreed on by Ironridge and the Company. On February 21, 2014, a California Superior Court for the County of Los Angeles (the "State Court") held a hearing on the fairness of the Company's settlement offer to Ironridge. Pursuant to the court order issued by the State Court on February 21, 2014, the shares of the Company's common stock will be deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. On February 24, 2014 the Company's transfer agent delivered to Ironridge 10,000,000 shares of the Company's common stock. The shares issued to Ironridge are freely tradable and exempt from registration under the Securities Act of 1933 and the California Corporations Code. The number of shares to be issued to Ironridge is subject to adjustment based trading price of the Company's stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge's reasonable legal fees and expenses ( the "Final Amount"). Under the Stipulation Order, Ironridge may not be the beneficial owner of more than 9.99% of the Company's outstanding shares of common stock until the Final Amount is paid. Further Ironridge has agreed not to exercise any voting rights of the shares issued to it nor influence or cause any change in control of the Company.

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

Dated: April 15, 2014

FORMCAP CORP.

By:  /s/ Graham Douglas
        Graham Douglas
        President, Secretary, Treasurer & Director.