Form 10-Q
period 2014-03-31
FORMCAP CORP.
filed 2014-05-20
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
YES [   ] NO [X]

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 102,238,238 as of May 20, 2014.

FormCap Corp.
Form 10-Q
For the Quarter Ended March 31, 2014

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FormCap Corp.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
TOTAL ASSETS
Cash	6,822	910
Other receivable	367,000	-
Promissory note receivable	8,638	9,266
Total current assets	382,460	10,176

OTHER ASSETS
Exploration property lease	516,802	101,802
TOTAL ASSETS	$899,262	111,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$123,296	101,297
Notes payable - related parties	111,500	111,500
Notes payable	78,653	78,653
Convertible notes payable	206,790	145,790
Convertible notes payable – related party	65,000	15,000
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	720,239	587,240

TOTAL LIABILITIES	720,239	587,240

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 102,238,238 shares issued and outstanding (92,238,238 shares issued and outstanding as at December 31, 2013)	102,238	92,238
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	16,105,374	13,805,374
Deficit accumulated during the development stage	(16,011,589)	(14,355,874)

Total Stockholders’ Equity	179,023	(475,262)

TOTAL LIABLITIES AND STOCKHOLDERS’ EQUITY	$899,262	111,978

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

		Three Months ended March 31,			From Inception on
					April 10, 1991 to
		2014		2013	March 31, 2014
REVENUES	$		$		$321,889
COST OF SALES					352,683

GROSS MARGIN					(30,794)

OPERATING EXPENSES

Consulting fees					1,056,889
Loss on impairment of assets					1,146,206
Financing expenses					778,946
General and administrative expenses		17,715		10,134	5,680,068
Total Operating Expenses		17,715		10,134	8,662,109

LOSS FROM OPERATIONS		(17,715)		(10,134)	(8,692,903)

OTHER INCOME AND (EXPENSE)
Interest expense		-		-	(864,230)
Gain on settlement of debt		-		-	286,855
Loss on settlement of debt		1,638,000		-	(6,741,311)

Total Other Expense		(1,638,000)		(10,134)	(7,318,686)

LOSS BEFORE INCOME TAXES		$(1,638,000)		$(10,134)	$(16,011,589)
Provision for income taxes

NET LOSS		(1,655,715)		$(10,134)	(16,011,589)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$0.00		$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		96,238,238		2,038,240

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended		From Inception on
	March 31,		April 10, 1991 to
	2014	2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,655,715)	$(10,134)	$(16,011,589)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses	-	-	324,262
Amortization of beneficial conversion feature	-	-	379,961
Expenses paid on behalf of the Company		-	13,569
Expenses paid by related parties	-	-	119,133
Depreciation and amortization	-	-	281,322
Gain on settlement of debt and extinguishing of oil and gas leases	-	-	(286,855)
Common stock and options issued for services	-	-	943,977
Common stock and options issued for collateral and extension of debt	-	-	17,500
Loss on impairment of assets	-	-	1,174,833
Loss on settlement of debt	1,638,000	-	6,119,908
Interest expense in connection with induced conversion	-	-	262,032
Foreign currency exchange	628	-	(120,186)
Changes to operating assets and liabilities:
Accounts receivable	-	-	3,203
Inventories	-	-	(66,200)
Prepaid expenses and other current assets	-	-	(140,429)
Prepaid royalties	-	-	(99,980)
Accounts payable and accrued liabilities	11,999	10,082	153,644
Related party payables	-	-	-
Royalty and license fees	-	-	196,765
Bank indebtedness	-	4	-

Net Cash Used in Operating Activities	(5,088)	(48)	(4,792,130)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets	-	-	(104,880)
Acquisition deposits	-	-	(431,000)
Purchase of oil and gas lease		-	(266,802)
Capitalized software expenditures	-	-	(135,181)
Principal payments on notes receivable	-	-	44,117
Notes receivable advances	-	-	(701,152)
Convertible promissory note receivable	-	-	(9,266)
Proceeds from sale of notes receivable	-	-	350,000

Net Cash Used in Investing Activities		-	(1,254,164)

Net Cash Used in Operating and Investing Activities	$(5,088)	$(48)	$(6,046,294)

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

		For the Three Months Ended		From
		March 31,		Inception on
				April 10, 1991 to
		2014	2013	March 31, 2014
Net Cash Used in Operating and Investing Activities		$(5,088)	$(48)	$(6,046,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables		-	-	2,065,177
Repayments of related party payables		-	-	(637,012)
Proceeds from notes payable		-	-	931,919
Repayment of notes payable		-	-	-
Proceeds from convertible notes payable		11,000	-	81,790
Proceeds from the sale of preferred stock		-	-	3,000
Proceeds from the sale of common stock and stock options		-	-	3,608,242

Net Cash Provided by Financing Activities		11,000	-	6,053,116

NET INCREASE (DECREASE) IN CASH		5,912	(48)	6,822
CASH AT BEGINNING OF PERIOD		910	48	-

CASH AT END OF PERIOD		$6,822	-	$6,822

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest		$-	$-	$12,660

NON CASH FINANCING ACTIVITIES:
Common stock issued for rounding shares		$-	$-	$22
Common stock issued for prepaid expenses		$-	$-	$280,000
Common stock issued for purchase of oil and gas leases		$1,638,000	$-	$1,658,000
Conversion of related party payables to common stock		$-	$-	$3,984,999
Extinguishment of related party notes payable and Accounts Payable		$-	$-	$2,699,000
Notes Payable Issued for Oil and Gas Lease	$		$-	$175,000

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the March 31, 2014 condensed financial statements.

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

Basic Loss Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of March 31, 2014 and December 31, 2013.

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

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014
(Unaudited)

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during three months ended March 31, 2014 and the year ended December 31, 2013.

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
March 31, 2014
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

NOTE 4 – PROMISSORY NOTE RECEIVABLE

On June 3, 2013 the Company advanced the sum of $11,194 ($11,500 Canadian Dollars) to an unrelated Canadian company. The loan is secured by a promissory note which matures on December 31, 2014. On November 30, 2013 the borrower company repaid $1,928 ($2,000 Canadian Dollars). As at March 31, 2014, the borrower company owed the Company $8,638 ($9,500 Canadian Dollars).

The promissory note is non-interest bearing until maturity and bears interest at 3% per annum thereafter. The Promissory note will become due and payable if the borrower receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory note is convertible into common shares of the company either in whole or in part at the option of the Company.

NOTE 5 – EXPLORATION PROPERTY LEASE

On November 19, 2013 the Company executed a Definitive Agreement with Kerr Energy Group and Keta Oil & Gas LLC (Kerr and Keta) both incorporated in Kansas.

Pursuant to the terms of the Agreement the Company agreed to acquire up to 2,400 acres in Cowley County, Kansas at a cost not exceed $200 per acre. In addition, the Company agreed to issue Kerr and Keta a total of 200,000 Rule 144 shares of the common stock of FormCap.

The Company will own 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one test well in each of the first two years of the lease term in order to maintain its interest in the Leases.

During January 2014, Ironridge Global IV, Ltd. ("Ironridge") purchased from Kerr and Keta the Company’s obligation in the aggregate amount of $671,938.90 (the "Claim Amount"). Subsequently, the Company offered to settle the Claim Amount by the issuance of unrestricted and fully tradable shares of the Company's common stock. Ironridge accepted the Company's settlement offer, subject to a hearing on the fairness of the settlement terms. On February 21, 2014, the Company, Ironridge and the CEO of the Company entered into a Stipulation Order for the settlement on the terms agreed on by Ironridge and the Company. On February 21, 2014, a California Superior Court for the County of Los Angeles (the "State Court") held a hearing on the fairness of the Company's settlement offer to Ironridge. Pursuant to the court order issued by the State Court on February 21, 2014, the shares of the Company's common stock will be deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. On February 24, 2014 the Company's transfer agent delivered to Ironridge 10,000,000 shares of the Company's common stock. The shares issued to Ironridge are freely tradable and exempt from registration under the Securities Act of 1933 and the California Corporations Code. The number of shares to be issued to Ironridge is subject to adjustment based trading price of the Company's stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge's reasonable legal fees and expenses ( the "Final Amount"). Under the Stipulation Order, Ironridge may not be the beneficial owner of more than 9.99% of the Company's outstanding shares of common stock until the Final Amount is paid. Further Ironridge has agreed not to exercise any voting rights of the shares issued to it nor influence or cause any change in control of the Company.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014
(Unaudited)

On March 11, 2014 Ironridge paid Kerr and Keta $305,000 in full and final settlement of all monies due in connection with the acquisition 2400 acres of the Cowley leases. Ironridge is obligated to provide $367,000 to the Company to fund the drilling of two test wells on the Cowley lands.

As at March 31, 2014 the Company has capitalized $516,802 toward the acquisition of the Cowley Leases. (December 31, 2013 - $101,802)

NOTE 6 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes As of March 31, 2014 the Company owed related parties $111,500 (December 31, 2013 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 7 – PROMISSORY NOTES PAYABLE

As at March 31, 2014 the Company owed $78,653 to several unrelated third parties (December 31, 2013 - $78,653) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

NOTE 8 – PROMISSORY NOTES PAYABLE – RELATED PARTIES

As at March 31, 2014 the Company owed $111,500 to several related parties (December 31, 2013 - $111,500) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES PAYABLE

On January 23, 2014, an unrelated third party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party.

On February 28, 2014 the Company issued a promissory note in the amount of $11,000 to an unrelated party. The note matures on December 31, 2015

As at March 31, 2014, the Company owed $206,790 to the holders of the Convertible Promissory notes (December 31, 2013 - $145,790).

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the Holders.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
March 31, 2014
(Unaudited)

NOTE 10 – CONVERTIBLE PROMISSORY NOTES PAYABLE – RELATED PARTY

On January 2, 2014, a related party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the related party.

As at March 31, 2014, the Company owed $65,000 to related party holders of Convertible Promissory notes (December 31, 2013 - $15,000).

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the Holder

NOTE 11 - COMMON STOCK

The Company has two classes of stock authorized as of March 31, 2014. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of March 31, 2014 and December 31, 2013. The Company also has 200,000,000 shares of common stock authorized with 102,238,238 shares issued and outstanding as of September 30, 2013 (December 31, 2013 – 92,238,238).

During the three months ended March 31, 2014, the Company issued 10,000,000 shares of common stock in connection with the purchase of the Cowley leases.

The Company did not issue any shares of common stock during the three months ended March 31, 2013.

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

In addition, the Company agreed to pay Kerr and Keta two hundred dollars ($200.00) per acre for up to 1,500 acres of Leases, at total cost not to exceed $300,000 within 30 days of execution of the Agreement, subject to final due diligence by the Company. The Company will own 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one well in each of the first two years of the lease term to maintain its interest in the Leases.

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

On November 7, 2013 the Board of Directors approved the issuance of 200,000 Rule 144 shares to Kerr and Keta.

During January 2014, Ironridge Global IV, Ltd. ("Ironridge") purchased from Kerr and Keta the Company’s obligation in the aggregate amount of $671,938.90 (the "Claim Amount"). Subsequently, the Company offered to settle the Claim Amount by the issuance of unrestricted and fully tradable shares of the Company's common stock. Ironridge accepted the Company's settlement offer, subject to a hearing on the fairness of the settlement terms. On February 21, 2014, the Company, Ironridge and the CEO of the Company entered into a Stipulation Order for the settlement on the terms agreed on by Ironridge and the Company. On February 21, 2014, a California Superior Court for the County of Los Angeles (the "State Court") held a hearing on the fairness of the Company's settlement offer to Ironridge. Pursuant to the court order issued by the State Court on February 21, 2014, the shares of the Company's common stock will be deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. On February 24, 2014 the Company's transfer agent delivered to Ironridge 10,000,000 shares of the Company's common stock. The shares issued to Ironridge are freely tradable and exempt from registration under the Securities Act of 1933 and the California Corporations Code. The number of shares to be issued to Ironridge is subject to adjustment based trading price of the Company's stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge's reasonable legal fees and expenses ( the "Final Amount"). Under the Stipulation Order, Ironridge may not be the beneficial owner of more than 9.99% of the Company's outstanding shares of common stock until the Final Amount is paid. Further Ironridge has agreed not to exercise any voting rights of the shares issued to it nor influence or cause any change in control of the Company.

On March 11, 2014 Ironridge paid Kerr and Keta $305,000 in full and final settlement of all monies due in connection with the acquisition 2400 acres of the Cowley leases. Ironridge is obligated to provide $367,000 to the Company to fund the drilling of two test wells on the Cowley lands.

Results of Operations for the Three Months Ended March 31, 2014 and 2013.

Revenues. There was no revenue for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses. For the three months ended March 31, 2014, we had total operating expenses of $17,715, an increase of $7,581 as compared with operating expenses of $10,134 the three months ended March 31, 2013.

Accounting and Audit and review fees amounted to $15,000 for the three ended March 31, 2014, as compared with $8,000 for the three ended March 31, 2014 as a result of audit fees in respect of 2013 not accrued at the year end, expensed in the period under review and adjustments to accruals.

Filing and Transfer agents’ expense decreased by $69 from $2,082 during the three months ended March 31, 2013 to $2,013 for the three months ended March 31, 2014. The decrease resulted from result of an accrual in respect of 2012 year-end filing fees and corporate activity during the period under review.

Losses on foreign exchange transactions amounted to $648 for the three months ended March 31, 2014, as compared with a loss of $16 for the three months ended March 31, 2013. These losses arose as a result of fluctuations in the exchange rates between the US Dollar and foreign currencies

Interest Expense: There was no interest expense for the three March 31, 2014 and 2013 as the liabilities of the Company bear no interest.

Loss on settlement of Debt: During the three months ended March 31, 2014, the Company recognized a loss in the amount of $1,638,000 in connection with the Ironrridge transaction (three months ended March 31, 2013 - $Nil)

Net Loss: The net loss for the three months ended March 31, 2014 was $1,655,715, as compared with $10,134 for the three months ended March 31, 2014, an increase of $1,645,581.

Liquidity and Capital Resources

As at March 31, 2014, our current assets were $382,460 (December 31, 2013 - $10,176) and our current liabilities were $720,239 (December 31, 2013 - $597,240), resulting in a working capital deficit of $337,779 as at March 31, 2014, as compared with a working capital deficit of $577,064 at December 31, 2013.

Total Stockholders’ Deficit decreased from $475,262 at December 31, 2013 to a Total Stockholders’ Surplus of $179,023 as at March 31, 2014.

Cash Flows Generated by Operating Activities

For the three months ended March 31, 2014, net cash flows generated by operating activities was $5,088, consisting of cash expended for operations of $17,087, offset by an increase of $11,999 in Accounts Payable and Accrued Liabilities.

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments. During the three months ended March 2014, we issued convertible promissory notes to lenders in the amount of $11,000 (three months ended March 2013 - $Nil)

We expect that working capital requirements will continue to be funded through further issuances of securities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

For the three month period ended March 31, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2013.

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

On February 24, 2014, 10,000,000 common shares were issued in connection with the acquisition of exploration property leases.

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
Dated: May 20, 2014