Form 10-Q
period 2014-06-30
FORMCAP CORP.
filed 2014-08-14
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the ExchangeAct). YES ☐ NO ☒

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 10,229,346 as of August 13, 2014.

FormCap Corp.
Form 10-Q
For the Quarter Ended June 30, 2014

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FormCap Corp.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
TOTAL ASSETS
Cash	334	910
Other receivable	367,000	-
Promissory note receivable	8,902	9,266
Total Current Assets	376,236	10,176

OTHER ASSETS
Exploration property lease	516,802	101,802
TOTAL ASSETS	$893,038	111,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$115,047	101,297
Notes payable - related parties	111,500	111,500
Notes payable	75,653	78,653
Convertible notes payable	182,800	111,800
Convertible notes payable – related party	105,990	48,990
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	725,990	587,240

TOTAL LIABILITIES	725,990	587,240

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 10,229,346 shares issued and outstanding (9,223,824 shares issued and outstanding as at December 31, 2013)	10,224	9,224
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	16,197,388	13,888,388
Deficit accumulated during the development stage	(16,023,564)	(14,355,874)

Total Stockholders’ Deficit	167,048	475,262

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$893,038	111,978

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,		From Inception on April 10, 1991 to June30,
	2014	2013	2014	2013	2014
REVENUES	$-	$-	$-	$-	$321,889
COST OF SALES	-	-	-	-	352,683

GROSS MARGIN	-	-	-	-	(30,794)

OPERATING EXPENSES

Consulting fees	-	5,000	-	5,000	1,056,889
Loss on impairment of assets	-	-	-	-	1,146,206
Financing expenses	-	-	-	-	778,946
General and administrative expenses	11,974	14,752	29,689	24,886	5,692,043

Total Operating Expenses	11,974	19,752	29,689	29,886	8,674,084

LOSS FROM OPERATIONS	11,974	19,752	29,689	29,886	8,704,878

OTHER INCOME AND (EXPENSE)

Interest expense	-	-	-	-	(864,230)
Gain on settlement of debt	-	-	-	-	286,855
Loss on settlement of debt	-	(2,274,000)	(1,638,000)	(2,274,000)	(6,741,311)

Total Other Expense	-	(2,274,000)	(1,638,000)	(2,274,000)	(7,318,686)

LOSS BEFORE INCOME TAXES	$11,974	$2,293,752	$1,667,689	$2,303,886	$16,023,564
Provision for income taxes	-	-	-	-

NETLOSS	$11,974	$2,293,752	$1,667,689	$2,303,886	$-16,023,564

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.52	$0.17	$0.98

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,140,154	4,429,865	9,925,472	2,351,869

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		From Inception on April 10, 1991 to June30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,667,689)	$(2,303,886)	$(16,023,564)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of prepaid expenses			324,262
Amortization of beneficial conversion feature			379,961
Expenses paid on behalf of the Company			3,569
Expenses paid by related parties			119,133
Depreciation and amortization			281,322
Gain on settlement of debt and extinguishing of oil and gas leases			(286,855)
Common stock and options issued for services			943,977
Common stock and options issued for collateral and extension of debt			17,500
Loss on impairment of assets			1,174,833
Loss on settlement of debt	1,638,000	2,274,000	8,062,908
Interest expense in connection with induced conversion			262,032
Foreign currency exchange	364		(121,178)
Changes to operating assets and liabilities:
Accounts receivable			3,203
Inventories			(66,200)
Prepaid expenses and other current assets			(140,429)
Prepaid royalties			(99,980)
Accounts payable and accrued liabilities	3,749	6,485	145394
Bank overdraft			0
Royalty and license fees			196,765

Net Cash Used in Operating Activities	(25,576)	(23,401)	(4,835,884)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets			(104,880)
Acquisition deposits			(431,000)
Extinguishment of oil and gas leases			-
Purchase of oil and gas lease			(256,802)
Capitalized software expenditures			(135,181)
Principal payments on notes receivable			44,117
Notes receivable advances		(11,194)	(701,152)
Convertible promissory note receivable			(9,266)
Proceeds from sale of notes receivable			(350,000)
	(110,000)	(11,194)	(1,224,164)
Net Cash Used in Operating and Investing Activities	(25,576)	(34,595)	(6,060,048)

The accompanying notes are an integral part of these condensed financial statements

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended June 30,		From Inception on April 10, 1991 to June 30,
	2014	2013	2014
Net Cash Used in Operating and Investing Activities	$(25,576)	(34,595)	(6,060,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables			2,065,177
Repayments of related party payables	21,000		(616,012)
Proceeds from notes payable	7,000	34,967	938,919
Repayment of notes payable
Proceeds from the sale of preferred stock			3,000
Proceeds from Convertible notes payable	(3000)		73,790
Net Cash Provided by Financing Activities	25,000	34,967	6,167,116

NET INCREASE (DECREASE) IN CASH	(576)	372	334
CASH AT BEGINNING OF PERIOD	910	48	-

CASH AT END OF PERIOD	$334	$420	$334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$12,660

NON CASH FINANCING ACTIVITIES:
Common stock issued for rounding shares	$-	$-	$12
Common stock issued for prepaid expenses	$-	$-	$280,000
Common stock issued for purchase of oil and gas leases	$1,638,000	$-	$1,658,000
Conversion of related party payables to common stock	$-	$-	$3,984,999
Extinguishment of related party notes payable and Accounts Payable	$-	$-	$2,699,000
Notes Payable Issued for Oil and Gas Lease	$-	$-	$175,000

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the June 30, 2014 condensed financial statements.

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

Basic Loss Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of June 30, 2014 and December 31, 2013.

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

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
June 30, 2014
(Unaudited)

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during three and six months ended June 30, 2014 and the year ended December 31, 2013.

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
June 30, 2014
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

NOTE 4 - PROMISSORY NOTE RECEIVABLE

On June 3, 2013 the Company advanced the sum of $11,194 to an unrelated Canadian company. The loan is secured by a promissory note which matures on December 31, 2014. On November 30, 2013 the borrower company repaid $1,928. As at June 30, 2014, the borrower company owed the Company $8,902.

The promissory note is non-interest bearing until maturity and bears interest at 3% per annum thereafter. The Promissory note will become due and payable if the borrower receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory note is convertible into common shares of the company either in whole or in part at the option of the Company.

NOTE 5 - EXPLORATION PROPERTY LEASE

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
June 30, 2014
(Unaudited)

On March 11, 2014 Ironridge paid Kerr and Keta $305,000 in full and final settlement of all monies due in connection with the acquisition 2400 acres of the Cowley leases. Ironridge is obligated to provide $367,000 to the Company to fund the drilling of two test wells on the Cowley lands.

As at June 30, 2014 the Company has capitalized $516,802 toward the acquisition of the Cowley Leases. (December 31, 2013 - $101,802)

NOTE 6 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes As of June 30, 2014 the Company owed related parties $111,500 (December 31, 2013 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 7 - PROMISSORY NOTES PAYABLE

As at June 30, 2014 the Company owed $75,653 to several unrelated third parties (December 31, 2013 - $78,653). These amounts bear no interest, are not collateralized and are due on demand.

NOTE 8 - PROMISSORY NOTES PAYABLE – RELATED PARTIES

As at June 30, 2014 the Company owed $111,500 to several related parties (December 31, 2013 - $111,500) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On January 23, 2014, an unrelated third party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party.

On February 28, 2014 the Company issued a promissory note in the amount of $11,000 to an unrelated party. The note matures on December 31, 2015

As at June 30, 2014, the Company owed $182,800 to the holders of the Convertible Promissory notes (December 31, 2013 - $111,800

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
June 30, 2014
(Unaudited)

NOTE 10 - CONVERTIBLE PROMISSORY NOTES PAYABLE – RELATED PARTY

On January 2, 2014, a related party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the related party.

On May 19, 2014 a related party paid certain creditors $7,000. On that date the Company issued a promissory note in the amount of $7,000 to the related party.

As at June 30, 2014, the Company owed $105,990 to related party holders of Convertible Promissory notes (December 31, 2013 - $48,990)

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

The Company has two classes of stock authorized as of June 30, 2014. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of June 30, 2014 and December 31, 2013. The Company also has 200,000,000 shares of common stock authorized with 10,229,346 shares issued and outstanding as of June 30, 2014 (December 31, 2013 – 9,823,824)

On July 31, 2014, the Company effected a 1 for 10 reverse stock split. All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The Company’s authorized preferred stock and authorized common stock remain unchanged.

During the six months ended June 30, 2014, the Company issued 1,000,000 shares of common stock in connection with the purchase of the Cowley leases.

The Company did not issue any shares of common stock during the three month periods ended June 30, 2014 and 2013, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On May 23, 2014 a majority of the shareholders consented to a reverse stock split in the ratio of 1 new share for every 10 old shares held by shareholders. The reverse stock split became effective on July 31, 2014.

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

On May 23, 2014 a majority of the shareholders consented to a reverse stock split in the ratio of 1 new share for every 10 old shares held by shareholders. The reverse stock split became effective on July 31, 2014.

On May 27, 2014 the Company announced that that a drilling contract had been executed between Val Energy Inc., Wichita, Kansas and FormCap’s operator; Tiger Oil & Gas LLC, Wichita, Kansas to commence drilling on the 2400 acres of prospective oil and gas leases owned by the Company in Cowley County, Kansas, and submitted a Notice of Intent to Drill the Kansas Corporation Commission. On July 10, 2014 the Company announced that, due to market conditions, the drilling program has been postponed. The Intent to Drill licence remains valid until August 1, 2014, at which date the Company intends to re-file for a further 60 days.

On June 19, 2014 Mr. Graham Douglas resigned as Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. On June 20 2014, Mr. Brad Moynes was appointed to succeed Mr. Douglas.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013.

Revenues. There was no revenue for the three and six months ended June 30, 2014 and 2013, respectively.

Operating Expenses. For the three months and six months ended June 30, 2014, we had total operating expenses of $11,974 and $29,689 respectively; as compared with operating expenses of $19,752 and $29,886 for the three months and six months ended June 30, 2013, respectively, representing a decrease in operating expenses of $2,778 for the three months ended June 30, 2014 and an increase of $4,803 for the six months ended on that date.

Accounting and Audit and review fees amounted to $8750 for the three ended June 30, 2014, as compared with $11,030 for the three months ended June 30, 2013 – a decrease of $2,280; and $23,750 for the six months ended June 30, 2014 as compared with $19,030 for the six months ended June 30, 2013 – an increase of $4720. The overall increase resulted from additional work related to the Ironridge financing.

Filing and Transfer agents’ expense decreased by $2,667 from $3,054 during the three months ended June 30, 2013 to $387 for the three months ended June 30, 2014. For the six months ended June 30, 2014 this category of expense amounted to $2,400, representing a decrease of $2,736 from the amount expended during the six months ended June 30, 2013. The decrease resulted from reduced corporate activity during the periods under review.

The Company recognized a gain on foreign exchange transactions of $264 for the three months ended June 30, 2014 and a loss on foreign exchange of $384 for the six months ended June 30, 2014, as compared with a loss of $588 for the three months ended June 30, 2013 and a loss of $604 for the six months ended June 30, 2013. These losses arose as a result of fluctuations in the exchange rates between the US Dollar and foreign currencies

Interest Expense: There was no interest expense for the three and six months ending June 30, 2014 and 2013, respectively, as the liabilities of the Company bear no interest.

Loss on settlement of Debt: During the six months ended June 30, 2014, the Company recognized a loss in the amount of $1,638,000 in connection with the Ironridge transaction. During the six months ended June 30, 2013 the Company recognized losses in the amount of $2,274,000 in connection with the settlement of certain debts.

Net Loss: The net losses for the three and six months ended June 30, 2014 were $11,974 and $1,667,689 respectively, as compared with net losses of $2,293,752 and $2,303,886 for the three and six months ended June 30, 2013, respectively, representing decreases of $2,281,778 for the three months ended June 30, 2014 and $636,197 for the six months ended on that date.

Liquidity and Capital Resources

As at June 30, 2014, our current assets were $376,236 (December 31, 2013 - $10,176) and our current liabilities were $725,989 (December 31, 2013 - $597,240), resulting in a working capital deficit of $349,753 as at June 30, 2014, as compared with a working capital deficit of $577,064 at December 31, 2013.

Total Stockholders’ Deficit decreased from $475,262 at December 31, 2013 to a Total Stockholders’ Surplus of $167,049 as at June 30, 2014.

Cash Flows Generated by Operating Activities

For the six months ended June 30, 2014, net cash flows used in operating activities was $25,576, consisting of cash expended for operations of $576, offset by an increase of $3,750 in Accounts Payable and Accrued Liabilities.

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments. During the six months ended June 30, 2014, we issued convertible promissory notes to lenders in the amount of $128,000 and repaid $3,000 to holders of these notes. During the six months ended June 30, 2013 we issued notes payable in the amount of $34,967.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2013.

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

/s/ Brad Moynes
Brad Moynes
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: August 13, 2014