Form 10-Q
period 2014-09-30
FORMCAP CORP.
filed 2014-11-18
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
(Address of principal executive offices) (Zip Code)

775-285-5775
(Issuer's telephone number)

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

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 60,804,833 as of November 15, 2014

FormCap Corp.
Form 10-Q
For the Quarter Ended September 30, 2014

TABLE OF CONTENTS

Contents
Item 1.	Financial Statements	3
	Condensed Balance Sheets	3
	Condensed Statements of Operations	4
	Condensed Statements of Cash Flows	5
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14
PART II - OTHER INFORMATION		13
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	16
SIGNATURES		17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FormCap Corp.
(A Development Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
TOTAL ASSETS
Cash	$499	$910
Other receivable		-
Promissory note receivable	8,902	9,266
Total Current Assets	9,401	10,176
OTHER ASSETS
Exploration property lease	516,802	101,802
TOTAL ASSETS	$526,203	$111,978

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$121,772	$101,297
Notes payable - related parties	111,500	111,500
Notes payable	75,653	78,653
Convertible notes payable	182,800	111,800
Convertible notes payable – related party	113,490	48,990
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	740,215	587,240

TOTAL LIABILITIES	740,215	587,240

STOCKHOLDERS’ EQUITY

Preferred stock, 50,000,000 shares authorized at par value of $0.001, no shares issued and outstanding	-	-
Common stock, 200,000,000 shares authorized at par value of $0.001, 60,804,346 shares issued and outstanding (9,223,824 shares issued and outstanding as at December 31, 2013)	60,804	9,224
Stock subscription receivable	(17,000)	(17,000)
Additional paid-in capital	21,696,758	13,888,388
Accumulated deficit	(21,954,574)	(14,355,874)

Total Stockholders’ Equity	(214,012)	(475,262)

TOTAL LIABLITIES AND STOCKHOLDERS’ DEFICIT	$526,203	$111,978

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-

GROSS MARGIN	-	-	-	-

OPERATING EXPENSES

Consulting fees	64,950	(5,000)	64,950	-
Loss on impairment of assets	367,000	-	367,000-	-
Financing expenses	-	-	-	-
General and administrative expenses	14,061	5,949	43,750	30,835

Total Operating Expenses	446,011	949	475,700	30,835

LOSS FROM OPERATIONS	(446,011)	(949)	(475,700)	(30,835)

OTHER INCOME AND (EXPENSE)

Interest expense	-	10	-	10
Gain on settlement of debt	-	-	-	-
Loss on settlement of debt	(5,485,000)	-	(7,123,000)	(2,274,000)

Total Other Expense	(5,485,000)	-	(7,123,000)	(2,274,000)

LOSS BEFORE INCOME TAXES	(5,931,011)	(959)	(7,598,700)	(2,304,845)
Provision for income taxes

NET LOSS	$(5,931,011)	$(959)	$(7,598,700)	$(2,304,845)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.60)	(0.00)	$(0.46)	$(0.48)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,929,303	4,825,788	16,510,014	4,825,788

The accompanying notes are an integral part of these condensed financial statements.

FormCap Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(7,598,700)	$(2,304,845)
Expenses paid on behalf of the Company	-	32,886
Expenses paid by related parties	-	-
Loss on impairment of assets	367,000	-
Loss on settlement of debt	7,123,000	2,274,000
Stock issued for services	54,950	-
Accounts payable and accrued liabilities	20,839	(17,132)
Related Party Payables	-	23,107
Net Cash Used in Operating Activities	(32,911)	8,106

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas leases	-	(31,802)
Notes receivable advances	-	(11,194)
Net Cash Used in Investing Activities	-	(42,996)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	34,967
Repayment of notes payable	(3,000)	-
Proceeds from Convertible notes payable	14,500	-
Proceeds from Convertible notes payable – Related Parties	21,000	-
Net Cash Provided by Financing Activities	32,500	34,967

NET DECREASE IN CASH	(411)	(13)
CASH AT BEGINNING OF PERIOD	910	48
CASH AT END OF PERIOD	$499	$35
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-
Common stock held in escrow	$75	$-
Common stock issued for purchase of oil & gas leases	$110,000	$-

The accompanying notes are an integral part of these condensed financial statements

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2014
(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts
Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the September 30, 2014 condensed financial statements.

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

Basic Loss Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of September 30, 2014 and December 31, 2013.

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
September 30, 2014
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

NOTE 3 - RECENTLY ENACTED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

FormCap Corp.
(A Development Stage Company)
Notes to the Condensed Financial Statements
September 30, 2014
(Unaudited)

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

NOTE 5 - PROMISSORY NOTE RECEIVABLE

On June 3, 2013 the Company advanced the sum of $11,194 to an unrelated Canadian company. The loan is secured by a promissory note which matures on December 31, 2014. On November 30, 2013 the borrowing company repaid $1,928. As at September 30, 2014, the borrowing company owed the Company $8,902.

The promissory note is non-interest bearing until maturity and bears interest at 3% per annum thereafter. The Promissory note will become due and payable if the borrower receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory note is convertible into common shares of the company either in whole or in part at the option of the Company.

NOTE 6 - EXPLORATION PROPERTY LEASE

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
September 30, 2014
(Unaudited)

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

On March 11, 2014 Ironridge paid Kerr and Keta $305,000 in full and final settlement of all monies due in connection with the acquisition of 2,400 acres of the Cowley leases. Ironridge was obligated to provide $367,000 to the Company to fund the drilling of two test wells on the Cowley lands within 90 days of the issuance of the shares of Common stock. On May 24, 2014, Ironridge defaulted upon its obligation to fund the two test wells and on July 3, 2014, Ironridge was deregistered. Accordingly, the Company has recorded an impairment of the obligation of $367,000 that Ironridge had pledged to pay towards drilling expenses for Keta and Kerr.

As at September 30, 2014 the Company has capitalized $516,802 toward the acquisition of the Cowley Leases. (December 31, 2013 - $101,802)

NOTE 7 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes As at September 30, 2014 the Company owed related parties $111,500 (December 31, 2013 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 8 - PROMISSORY NOTES PAYABLE

As at September 30, 2014 the Company owed $75,653 to several unrelated third parties (December 31, 2013 - $78,653). These amounts bear no interest, are not collateralized and are due on demand.

NOTE 9 - PROMISSORY NOTES PAYABLE – RELATED PARTIES

As at September 30, 2014 the Company owed $111,500 to several related parties (December 31, 2013 - $111,500) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On January 23, 2014, an unrelated third party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party.

On February 28, 2014 the Company issued a promissory note in the amount of $11,000 to an unrelated party. The note matures on December 31, 2015

As at September 30, 2014, the Company owed $182,800 to the holders of the Convertible Promissory notes (December 31, 2013 - $111,800)

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
September 30, 2014
(Unaudited)

NOTE 11 - CONVERTIBLE PROMISSORY NOTES PAYABLE – RELATED PARTY

On January 2, 2014, a related party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the related party.

On May 19, 2014 a related party paid certain creditors $7,000. On that date the Company issued a promissory note in the amount of $7,000 to the related party.

On July 28, 2014 the Company issued a promissory note in the amount of $5,000 to a related party. The note matures on December 31, 2015

On August 11, 2014 a related party paid a certain creditor $2,500. On that date the Company issued a promissory note in the amount of $2,500 to the related party.

As at September 30, 2014, the Company owed $113,490 to related party holders of Convertible Promissory Notes (December 31, 2013 - $48,990)

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the Holder

NOTE 12 - COMMON STOCK

The Company has two classes of stock authorized as of September 30, 2014. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of September 30, 2014 and December 31, 2013. The Company also has 200,000,000 shares of common stock authorized with 10,229,346 shares issued and outstanding as of September 30, 2014 (December 31, 2013 – 9,823,824)

On July 31, 2014, the Company effected a 1 for 10 reverse stock split. All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The Company’s authorized preferred stock and authorized common stock remain unchanged.

During the nine months ended September 30, 2014, the Company issued 1,000,000 shares of common stock in connection with the purchase of the Cowley leases.

On August 27, 2014, the Company entered in to a contract for financial consulting and advisory services for a six month term, expiring on January 27, 2015. The Company agreed to issue 500,000 restricted shares as compensation to the consultants which was valued using fair market value of the stock price on that date for a total compensation expense of $54,950.

On August 27, 2014, the Company entered in a debt settlement agreement with a related party. The Company agreed to settle a debt of $10,000 by the issuance of 50,000,000 shares of common stock. The Company recorded a loss of $5,495,000 on this transaction.

On September 3, 2014, the Company entered into an escrow agreement with a creditor. The Company agreed to pay the creditor $2,500 upon the signing of the agreement and to issue 75,000 shares to be held in escrow. The Company is obligated to pay the creditor a further $7,514 forty five days after the Company’s stock becomes DWAC-eligible. Upon payment of the final amount owing the shares will be returned to the Company.

The Company did not issue any shares of common stock during the three month period ended September 30, 2013.

NOTE 13 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no items to disclose.

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

On March 11, 2014 Ironridge paid Kerr and Keta $305,000 in full and final settlement of all monies due in connection with the acquisition of 2,400 acres of the Cowley leases. Ironridge is obligated to provide $367,000 to the Company to fund the drilling of two test wells on the Cowley lands.

On May 27, 2014 the Company announced that that a drilling contract had been executed between Val Energy Inc., and FormCap’s operator, Tiger Oil & Gas LLC to commence drilling on the 2,400 acres of prospective oil and gas leases owned by the Company in Cowley County, Kansas, and submitted a Notice of Intent to Drill to the Kansas Corporation Commission.

During June 2014, Ironridge defaulted upon its obligation to fund the drilling program and on July 3, 2014, Ironridge was deregistered. On July 10, 2014 the Company announced that the drilling program had been postponed and on August 1, 2014 the Intent to Drill licence expired.

On May 23, 2014 a majority of the shareholders consented to a reverse stock split in the ratio of 1 new share for every 10 old shares held by shareholders. The reverse stock split is expected to take effect on or about July 31, 2014.

On June 19, 2014 Mr. Graham Douglas resigned as Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. On June 20 2014, Mr. Brad Moynes was appointed to succeed Mr. Douglas in those positions.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013.

Revenues. There was no revenue for the three and nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses. For the three months and nine months ended September 30, 2014, we had total operating expenses of $446,011 and $475,700 respectively; as compared with operating expenses of $949 and $30,835 for the three months and nine months ended September 30, 2013, respectively, representing increases in operating expenses of $445,062 for the three months ended September 30, 2014 and an increase of $444,865 for the nine months ended on that date, respectively, as compared with the corresponding periods in 2013

Accounting and Audit and review fees. Accounting and Audit and review fees amounted to $5,500 for the three ended September 30, 2014, as compared with $3,000 for the three months ended September 30, 2013. The increase in this category of expenditure resulted from additional accruals made during the current period in respect of professional fees. Accounting and Audit and review fees increased by $7,220 from $22,030 for the nine months ended September 30, 2013 to $29,250 for the nine months ended September 30, 2014 as a result of the additional accruals and additional work related to the Ironridge financing.

Filing and Transfer agent’s expense. Filing and Transfer agent’s expense increased by $4,410 from $1,990 during the three months ended September 30, 2013 to $6,400 for the three months ended September 30, 2014. For the nine months ended September 30, 2014 this category of expense amounted to $8,800, representing an increase of $1,674 from the $7,126 expended during the nine months ended September, 2013. The increases in expenditure during the three and nine months periods ended September 30, 2014 resulted from general corporate activity and additional charges in connection with the reverse split of the Company’s Common Stock on July 31, 2014.

Impairment of Asset. During the three months ended September 30, 2014, Ironridge defaulted upon its obligation to finance the drilling of two test wells on the leased properties. Accordingly the Company recorded an impairment in full of the Other Receivable in the amount of $367,000 (three and nine months ended September 30, 2013 - $Nil).

Consulting. During the three months ended September 30, 2014 the Company entered into an agreement for the provision of financial consulting and advisory services and issued common stock with a fair value of $54,950 in connection therewith (three and nine months ended September 30, 2013 - $Nil).

Management fees. During the three and nine months ended September 30, 2014 the Company paid management fees to related parties in the amounts of $10,000 and $13,000, respectively. The Company did not incur management fees during the three and nine months ended September 30, 2013

Foreign Exchange. The Company recognized a loss on foreign exchange transactions of $384 for the nine months ended September 30, 2014 as compared with a loss on foreign exchange of $637 for the nine months ended September 30, 2013. These losses arose as a result of fluctuations in the exchange rates between the US Dollar and foreign currencies.

Interest Expense: There was no interest expense for the three and nine months ending September 30, 2014 and 2013, respectively, as the liabilities of the Company bear no interest.

Net Loss: The net losses for the three and nine months ended September30, 2014 were $5,931,010 and $7,598,700 respectively, as compared with net losses of $959 and $2,304,845 for the three and nine months ended September 30, 2013, respectively, representing decreases of $5,930,051 for the three months ended June 30, 2014 and $5,293,855 for the nine months ended on that date.

Loss on settlement of Debt: During the three months ended September 30, 2014, the Company recognized a loss in the amount of $5,485,000 in connection with the settlement of a debt with a related party. Additionally, during the nine months ended September 30, 2014, the Company recognized a loss in the amount of $1,638,000 in connection with the Ironridge transaction. During the nine months ended September 30, 2013 the Company recognized losses in the amount of $2,274,000 in connection with the settlement of certain debts.

Liquidity and Capital Resources

As at September 30, 2014, our current assets were $9,401 (December 31, 2013 - $10,176) and our current liabilities were $740,215 (December 31, 2013 - $587,240), resulting in a working capital deficit of $730,814 as at September 30, 2014, as compared with a working capital deficit of $577,064 at December 31, 2013.

Total Stockholders’ Deficit decreased from $475,262 at December 31, 2013 to $213,012 as at September 30, 2014.

Cash Flows Generated by Operating Activities

For the nine months ended September 30, 2014, net cash flows used in operating activities was $32,911, consisting of cash expended for operations of $43,750, offset by an increase of $10,475in Accounts Payable and Accrued Liabilities and $364 decrease of notes receivable.

Cash Flow Provided by Financing Activities

We have financed our operations primarily from either advances from related parties or the issuance of equity and debt instruments. During the nine months ended September 30, 2014, we issued convertible promissory notes to lenders in the amount of $14,500 and repaid $3,000 to holders of these notes. During this period we issued convertible promissory notes to related parties in the amount of $21,000.

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

Recent Accounting Pronouncements

For the three month period ended September 30, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2013.

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

PART II - OTHER INFORMATION

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

On August 27, 2014, 50,000,000 common shares were issued under a debt settlement agreement with a related Party.

On August 27, 2014, 500,000 common shares were issued in connection with a consulting contract entered into with an unrelated third party.

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
Dated: November 15, 2014