Form 10-K
period 2014-12-31
FORMCAP CORP.
filed 2015-04-15
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was $10,266,822 based upon the closing sales price of the Registrant’s Common Stock as reported on the Over-the-Counter Bulletin Board of $0.0227

At April 14, 2015the Company had outstanding 88,841,833 shares of Common Stock, of $0.001 par value per share.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $22,969,852 since inception and expects to incur further losses in the development of its business, of which cast substantial doubt about the Company’s ability to continue as a going concern.

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

In addition, the Company paid Kerr and Keta two hundred dollars ($200.00) per acre for up to 2,400 acres of Leases, at total cost not exceeding $480,000 within 30 days of execution of the Agreement, subject to final due diligence by the Company. The Company owns 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one well in each of the first two years of the lease term to maintain its interest in the Leases.

The Company will also have the option to participate in the drilling of up to six exploration or development wells on lands currently owned by Keta and Kerr under terms set out in the agreement.

On November 7, 2013 the Board of Directors approved the issuance of 200,000 Rule 144 shares to Kerr and Keta.

During January 2014, Ironridge Global IV, Ltd. ("Ironridge") purchased from Kerr and Keta the Company’s obligation in the aggregate amount of $671,938.90 (the "Claim Amount"). Subsequently, the Company offered to settle the Claim Amount by the issuance of unrestricted and fully tradable shares of the Company's common stock. Ironridge accepted the Company's settlement offer, subject to a hearing on the fairness of the settlement terms. On February 21, 2014, the Company, Ironridge and the CEO of the Company entered into a Stipulation Order for the settlement on the terms agreed on by Ironridge and the Company. On February 21, 2014, a California Superior Court for the County of Los Angeles (the "State Court") held a hearing on the fairness of the Company's settlement offer to Ironridge. Pursuant to the court order issued by the State Court on February 21, 2014, the shares of the Company's common stock were deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. On February 24, 2014 the Company's transfer agent delivered to Ironridge 1,000,000 shares of the Company's common stock. The shares issued to Ironridge were freely tradable and exempt from registration under the Securities Act of 1933 and the California Corporations Code. The number of shares issued to Ironridge was subject to adjustment based trading price of the Company's stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge's reasonable legal fees and expenses ( the "Final Amount"). Under the Stipulation Order, Ironridge could not be the beneficial owner of more than 9.99% of the Company's outstanding shares of common stock until the Final Amount is paid. Further Ironridge agreed not to exercise any voting rights of the shares issued to it nor influence or cause any change in control of the Company.

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

During June 2014, Ironridge defaulted on its obligation to fund the drilling program and on July 3, 2014, Ironridge was deregistered. On July 10, 2014 the Company announced that the drilling program had been postponed and on August 1, 2014 the Intent to Drill licence expired.

On May 23, 2014 a majority of the shareholders consented to a reverse stock split in the ratio of 1 new share for every 10 old shares held by shareholders. The reverse stock split took effect on or about July 31, 2014.

On June 19, 2014 Mr. Graham Douglas resigned as Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. On June 20 2014, Mr. Brad Moynes was appointed to succeed Mr. Douglas in those positions.

The Company conducted an impairment test of the Cowley Leases as at December 31, 2014 and determined that the leases were impaired. Accordingly, the Company recorded a charge of $516,802 against the Leases.

Item 1A. Risk Factors

Not Applicable

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

2014	High	Low
1st Quarter	5.800	0.318
2nd Quarter	0.535	0.096
3rd Quarter	0.250	0.025
4th Quarter	0.070	0.015

2013	High	Low
1st Quarter	0.510	0.008
2nd Quarter	0.105	0.012
3rd Quarter	0.200	0.085
4th Quarter	1.920	0.200

As of December 31, 2014, there were 88,841,833 common shares issued and approximately 90 shareholders on record. The Company believes that an undefined number of shares of its common stock are held in either nominee name or street name brokerage accounts. Consequently, the Company is unable to determine the exact number of beneficial owners of its common stock.

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

The Transfer Agent for the Company’s Common Stock is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121

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

RECENT SALES OF RESTRICTED SECURITIES

On February 27, 2014, 1,000,000 common shares were issued in connection with a financing agreement

On August 27, 2014, 500,000 common shares were issued in connection with a consulting contract

On August 27, 2014, 50,000,000 common shares were issued in connection with a debt settlement agreement

On December 4, 2014, 28,000,000 common shares were issued in connection with an assignment of creditors and debt settlement agreement

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

In addition, the Company paid Kerr and Keta two hundred dollars ($200.00) per acre for up to 1,500 acres of Leases, at total cost not to exceed $300,000 within 30 days of execution of the Agreement, subject to final due diligence by the Company. The Company will own 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta under an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one well in each of the first two years of the lease term to maintain its interest in the Leases.

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

On November 7, 2013 the Board of Directors approved the issuance of 200,000 Rule 144 shares to Kerr and Keta.

During January 2014, Ironridge Global IV, Ltd. ("Ironridge") purchased from Kerr and Keta the Company’s obligation in the aggregate amount of $671,938.90 (the "Claim Amount"). Subsequently, the Company offered to settle the Claim Amount by the issuance of unrestricted and fully tradable shares of the Company's common stock. Ironridge accepted the Company's settlement offer, subject to a hearing on the fairness of the settlement terms. On February 21, 2014, the Company, Ironridge and the CEO of the Company entered into a Stipulation Order for the settlement on the terms agreed on by Ironridge and the Company. On February 21, 2014, a California Superior Court for the County of Los Angeles (the "State Court") held a hearing on the fairness of the Company's settlement offer to Ironridge. Pursuant to the court order issued by the State Court on February 21, 2014, the shares of the Company's common stock were deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. On February 24, 2014 the Company's transfer agent delivered to Ironridge 10,000,000 shares of the Company's common stock. The shares issued to Ironridge were freely tradable and exempt from registration under the Securities Act of 1933 and the California Corporations Code. The number of shares issued to Ironridge was subject to adjustment based trading price of the Company's stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge's reasonable legal fees and expenses ( the "Final Amount"). Under the Stipulation Order, Ironridge could not be the beneficial owner of more than 9.99% of the Company's outstanding shares of common stock until the Final Amount is paid. Further Ironridge agreed not to exercise any voting rights of the shares issued to it nor influence or cause any change in control of the Company.

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

During June 2014, Ironridge defaulted upon its obligation to fund the drilling program and on July 3, 2014, Ironridge was deregistered. On July 10, 2014 the Company announced that the drilling program had been postponed and on August 1, 2014 the Intent to Drill license expired.

The Company conducted an impairment test of the Cowley Leases as at December 31, 2014 and determined that the leases were impaired. Accordingly, the Company recorded a charge of $516,802 against the Leases.

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

Results of Operations for the Fiscal Years Ended December 31, 2014 and 2013

The audited operating results and cash flows are presented for the years ended December 31, 2014 and 2013. We did not earn any revenues for the years ended December 31, 2014 and 2013.

Net Loss: For the year ended December 31, 2014 we had a net loss of $8,610,978 as compared with a net loss of $2,386,213 for the year ended December 31, 2013.

Operating Expenses. For the year ended December 31, 2014, we had total operating expenses of $401,032 as compared to $112,203 for the year ended December 31, 2014. The increase is due to an increase of $50,928 in consulting services and the impairment charge recorded against the Cowley Leases, offset by a decrease in General and administrative expenses of $47,361.

Consulting Fees. For the year ended December 31, 2014, we had consulting fees of $64,950 as compared to $14,022 for the previous year. The increase was attributable to the use of additional financial consulting services during 2014

General and administrative expenses: For the year ended December 31, 2014 we had general and administrative expenses of $50,820, a decrease of $47,361 as compared with $98,181 for the year ended December 31, 2013.

Filing, Transfer agents’ expenses increased by $694 from $8,731 during the year ended December 31, 2013 to $9,425 during the year ended December 31, 2014 as a result of corporate activity.

The Company did not incur any Investor and public relations expenses during the year ended December 31, 2014. During the year ended December 31, 2013, the Company incurred $58,741 to develop a corporate branding strategy and a new website.

Audit and accounting expenses for the year ended December 31, 2014 amounted to $30,750, an increase of $4,583 as compared with $26,167 incurred during the year ended December 31, 2013. The increase in expenditure in this category resulted from additional professional services provided during 2014.

Legal expenses for the year ended December 31, 2014 amounted to $6,267. The Company incurred $2,075 in connection with the Ironridge financing transaction and recognized a charge for legal services relating to the year ended December 31, 2011, which had not been presented to the Company. The Company did not incur legal expenses for the year ended December 31, 2013.

The Company incurred management fees of $3000 during the year ended December 31, 2014 (year ended December 31, 2013 – Nil)

Losses on foreign exchange transactions amounted to $1,117 during the year ended December 31, 2014, as compared with a loss of $1,580 during the year ended December 31, 2013. These losses arose as a result of fluctuations in the exchange rates between the US Dollar and foreign currencies.

The Company incurred a loss on impairment of assets of $516,802 in connection with the Ironridge financing transaction. We did not incur a loss on impairment of assets during the years ended December 31, 2013.

Interest Expense. The Company incurred insignificant interest expense charges during the years ended December 31, 2014 and 2013, respectively.

Loss on settlement of debt: During the year ended December 31, 2014 we incurred a losses of  $7,961,406 in connection with the settlement of certain debts owed to related parties, an increase of $5,687,406, as compared with losses of of $2,274,000 on the settlement of debts owed to related parties incurred during the year ended December 31, 2013.

Liquidity and Capital Resources: During the year ended December 31, 2014 our operating activities consumed cash in the amount of $20,932, a decrease of $57,194 as compared to cash consumed by operations of $78,126 during the year ended December 31, 2013. During the year ended December 31, 2014 we did not undertake any investing activity as compared with the year ended December 31, 2013, during which we invested $6,802 in the purchase of oil and gas leases. During the year ended December 31, 2014, we obtained financing in the amount of $23,300 in the form of convertible notes issued to unrelated parties of $18,300 and convertible notes issued to related parties of $5,000 as compared with $70,790, convertible notes issued to unrelated parties during the year ended December 31, 2013.. During the year ended December 31, 2014 we repaid convertible note payable in the amount of $3,000 (year ended December 31, 2013 – Nil)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8. Financial Statements and Supplementary Data

See Item 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A (T). Controls and Procedures.

As supervised by our board of directors and our principal executive and principal financial officers, management has established a system of disclosure controls and procedures and has evaluated the effectiveness of that system. The system and its evaluation are reported on in the below Management's Annual Report on Internal Control over Financial Reporting. Our principal executive and financial officer has concluded that our disclosure controls and procedures (as defined in the 1934 Securities Exchange Act Rule 13a-15(e)) as of December 31, 2014, are not effective, based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15.

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

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. We carried out this assessment using the criteria of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report. Management concluded in this assessment that as of December 31, 20124, our internal control over financial reporting is not effective.

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

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance.

Directors and Executive Officers

The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify. They are:

Name	Title
Bradley Moynes	President, Secretary, Treasurer and Director

Notes:

On June 19, 2014, Graham Douglas resigned the positions of President, Treasurer, Secretary and Director and Bradley Moynes was appointed to these positions.

Item 11. Executive Compensation

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2014, there were 88,766,833 shares of common stock outstanding.

The following table sets forth, as of December 31, 2014, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who holds 5% or more of the outstanding Common Stock of the company.

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common Stock	Bradley Moynes	50,219,778 – Director	54.45%

As of December 31, 2014 the Directors and Officers of the Company as a group held 50,219,778 shares (54.45%)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None

Item 14. Principal Accountant Fees and Services.

Audit Fees. Audit fees for the audits of our Annual Reports on Forms 10-K for the years ended December 31, 2014 and 2013 were $10,000 and $7,500 respectively.

Review Fees: Review fees of our Quarterly Reports on Forms 10-Q for the years ended December 31, 2014 and 2013 were $7,500 and $7,500 respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)  Index to the Financial Statements

FORMCAP CORP.
 (A Development Stage Company)

AND
FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders'

FormCap Corp.

We have audited the accompanying balance sheets of FormCap Corp. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of FormCap Corp. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has not yet established an ongoing source of revenues sufficient to cover its operating costs as of December 31, 2014 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

FORMCAP CORP.

Balance Sheets – December 31, 2014 and 2013

ASSETS

	December 31,	December 31,
	2014	2013

CURRENT ASSETS
Cash	$278	$910
Prepayments	6,875	-
Related Party Note Receivable	8,170	9,266

Total Current Assets	15,323	10,176

OIL AND GAS LEASE RIGHTS	-	101,802

TOTAL ASSETS	$15,323	$111,978

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$23,107	$101,297
Accounts payable –related parties	104,357
Convertible promissory notes payable- related parties	113,490	48,990
Convertible promissory notes payable	125,100	111,800
Notes payable	52,059	78,653
Related parties payables	111,500	111,500
Royalty and license fee payable	135,000	135,000

Total Current Liabilities	664,613	587,240

TOTAL LIABILITIES	664,613	587,240

STOCKHOLDERS' DEFICIT

Preferred stock, 50,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding		-
Common stock, 200,000,000 shares authorized at par
value of $0.001; 88,841,833 and 9,223,822 shares
issued and outstanding, respectively	88,767	9,224
Stock subscription receivable		(17,000)
Additional paid-in capital	22,228,795	13,888,388
Accumulated deficit	(22,966,852)	(14,355,874)

Total Stockholders' Deficit	(649,290)	(475,262)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,323	$111,978

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.

Statements of Operations for the years ended December 31, 2014 and 2013

	For the Year ended December 31,
	2014	2013

REVENUES	$-	$-
COST OF SALES	-	-

GROSS MARGIN	-	-

OPERATING EXPENSES

Consulting fees	64,950	14,022
Loss on impairment of oil & gas properties	(516,802)	-

General and administrative expenses	50,820	98,181

Total Operating Expenses	632,572	112,203

LOSS FROM OPERATIONS	(632,572)	(112,203)

OTHER INCOME AND (EXPENSE)

Interest expense	-	(10)

Loss on settlement of debt	(7,978,406)	(2,274,000)

Total Other Income and (Expense)	(7,978,406)	(2,274,010)

INCOME (LOSS) BEFORE INCOME TAXES PROVISION FOR INCOME TAXES	(8,610,978)	(2,386,213)

NET INCOME (LOSS)	$(8,610,978)	$(2,386,213)

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$(0.29)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES IN ISSUE	29,510,359	9,223,822

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.

Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013

	Preferred		Common		Stock Subscription Receivable	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholder (Deficit)
	Shares	$	Shares	$	$	$	$	$

Balance, December 31, 2012	-	-	203,824	204	(17,000)	11,178,408	(11,969,661)	(808,049)

Shares issued in settlement of Debt	-	-	9,000,000	9,000	-	2,690,000	-	2,699,000

Shares issued pursuant to the acquisition of oil and gas lease rights	-	-	20,000	20	-	19,980	-	20,000

Net loss for the twelve months ended December 31, 2013	-	-	-	-	-	-	(2,386,213)	(2,386,213)

Balance, December 31, 2013	-	-	9,223,824	9,224	(17,000)	13,888,388	(14,355,874)	(475,262)

Shares issued pursuant to a financing transaction	-	-	1,000,000	1,000	-	2,309,000	-	2,310,000

Rounding shares issued to shareholders	-	-	43,009	43	-	(43)	-	-

Shares issued pursuant to an consulting agreement	-	-	500,000	500	-	54,450	-	54,950

Shares issued pursuant to a debt settlement agreement	-	-	50,000,000	50,000	-	5,445,000	-	5,495,000

Shares issued pursuant to a debt settlement agreement	-	-	28,000,000	28,000	-	532,000	-	28,000

Write off of uncollected subscription receivable	-	-	-	-	17,000	-	-	17,000

Net loss for the twelve months ended December 31, 2014	-	-	-	-	-	-	(8,610,978)	(8,593,978)

Balance, December 31, 2014	-	-	88,841,833	88,767	-	22,228,795	(22,966,852)	(649,290)

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.

Statements of Cash Flows for the years ended December 31, 2014 and 2013

	For the Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(8,610,978)	$(2,386,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	54,950	-
Expenses paid on behalf of the Company	32,800	-
Loss on impairment of assets	516,802	-
Loss on settlement of debt	7,978,406	2,274,000
Changes to operating assets and liabilities:
Prepaid expenses and other current assets	(6,875)	-
Accounts payable and accrued liabilities	36,167	43,353
Notes Receivable	(1,096)	(9,266)

Net Cash Used in Operating Activities	2,368	(78,126)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of oil and gas lease	-	(6,802)

Net Cash Used in Investing Activities	-	(6,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	15,000
Proceeds from convertible notes payable		70,790
Repayment of convertible notes payable	(3,000)	-

Net Cash Provided by Financing Activities	(3,000)	85,790

NET INCREASE (DECREASE) IN CASH	(632)	862
CASH AT BEGINNING OF PERIOD	910	48

CASH AT END OF PERIOD	$278	$910

CASH PAID FOR:
Interest	$-	$10

NON CASH FINANCING ACTIVITIES:
Stock issued for oil and gas lease	$2,310,000	$672,000
Stock Subscription Receivable	$734,000	$367,000
Changes to Debt due to management change	$49,000	$49,000
Changes to Equity from Reverse Stock Split	$92,057	$92,057
Extinguishment of notes and convertible notes payable	$560,000	$88,594
Extinguishment of AP	$5,495,075	$17,500
Notes payable issued for Oil and Gas Lease and other expenses	$142,800	$110,000

The accompanying notes are an integral part of these financial statements

FORMCAP CORP.
Notes to the Financial Statements December 31, 2014 and 2013

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

Basic Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no shares issuable for covering debt or potentially dilutive instruments outstanding as of December 31, 2014 and 2013.

Stock Issued in Exchange for Services
The valuation of common stock issued in exchange for services is valued at an estimated fair market value as determined by the most readily determinable value of either the stock or services exchanged. Values of the stock are based upon other sales and issuances of the Company’s common stock within the same general time period.

Cash and Cash Equivalents
Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the years ended December 31, 2014 and 2013.

FORMCAP CORP.
Notes to the Financial Statements December 31, 2014 and 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Crude oil and natural gas properties

The Company uses the successful efforts method of accounting for crude oil and natural gas properties whereby costs incurred to acquire mineral interests in crude oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells, and expenditures for enhanced recovery operations are capitalized. Geological and geophysical costs, seismic costs incurred for exploratory projects, lease rentals and costs associated with unsuccessful exploratory wells or projects are expensed as incurred. Costs of seismic studies that are utilized in development drilling within an area of proved reserves are capitalized as development costs. To the extent a seismic project covers areas of both developmental and exploratory drilling, those seismic costs are proportionately allocated between capitalized development costs and exploration expense. Maintenance, repairs and costs of injection are expensed as incurred, except that the costs of replacements or renewals that expand capacity or improve production are capitalized.

Under the successful efforts method of accounting, the Company capitalizes exploratory drilling, equipping and facility costs on the balance sheet pending determination of whether the project has found proved reserves in economically producible quantities. The Company capitalizes costs associated with the acquisition or construction of support equipment and facilities with the drilling and development costs to which they relate. If proved reserves are assigned to a project, the associated capitalized costs become part of well equipment and facilities. However, if proved reserves are not found in a project, the capitalized costs associated with the project are expensed, net of any salvage value. Total capitalized costs pending the determination of proved reserves were $0 and $101,802 at December 31, 2014 and December 31, 2013, respectively.

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

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development or exploration stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of September 30, 2014.

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

FORMCAP CORP.
Notes to the Financial Statements December 31, 2014 and 2013

NOTE 4 – PROMISSORY NOTE RECEIVABLE - RELATED PARTY

On June 3, 2013 the Company advanced the sum of $11,194 ($11,500 Canadian Dollars) to a related Canadian company. The loan is secured by a promissory note and is due on December 31, 2014. During the year the Borrower repaid $1,097 leaving a balance of $8,169 as of December 31, 2014.

The promissory note is non-interest bearing until maturity and bears interest at 3% per annum thereafter. The Promissory note will become due and payable if the company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory note is convertible into common shares of the company either in whole or in part at the option of the Company on terms to be determined by the borrowing company.

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

The Company acquired 100% of the Leases (80% net revenue to FormCap; 20% freehold royalty), and will be the operator. The Company will have the option to purchase additional leases in Cowley County from Kerr and Keta in an Area of Mutual Interest, the terms of which are set forth in the Agreement. FormCap is required to drill one test well in each of the first two years of the lease term in order to maintain its interest in the Leases.

During January 2014, Ironridge Global IV, Ltd. ("Ironridge") purchased from Kerr and Keta the Company’s obligation in the aggregate amount of $671,939 (the "Claim Amount"). Subsequently, the Company offered to settle the Claim Amount by the issuance of unrestricted and fully tradable shares of the Company's common stock. Ironridge accepted the Company's settlement offer, subject to a hearing on the fairness of the settlement terms. On February 21, 2014, the Company, Ironridge and the CEO of the Company entered into a Stipulation Order for the settlement on the terms agreed on by Ironridge and the Company. On February 21, 2014, a California Superior Court for the County of Los Angeles (the "State Court") held a hearing on the fairness of the Company's settlement offer to Ironridge. Pursuant to the court order issued by the State Court on February 21, 2014, the shares of the Company's common stock will be deemed issued in settlement of the claims (subject to certain adjustments based on the future trading value of the stock) when delivered to Ironridge. On February 24, 2014 the Company's transfer agent delivered to Ironridge 10,000,000 shares of the Company's common stock. The shares issued to Ironridge were freely tradable and exempt from registration under the Securities Act of 1933 and the California Corporations Code. The number of shares to be issued to Ironridge was subject to adjustment based trading price of the Company's stock such that the value of the shares is sufficient to cover the Claim Amount, a 10% agent fee amount and Ironridge's reasonable legal fees and expenses ( the "Final Amount"). Under the Stipulation Order, Ironridge could not be the beneficial owner of more than 9.99% of the Company's outstanding shares of common stock until the Final Amount is paid. Further Ironridge agreed not to exercise any voting rights of the shares issued to it nor influence or cause any change in control of the Company.

On March 11, 2014 Ironridge paid Kerr and Keta $305,000 in full and final settlement of all monies due in connection with the acquisition of 2,400 acres of the Cowley leases. Ironridge was obligated to provide $367,000 to the Company to fund the drilling of two test wells on the Cowley lands within 90 days of the issuance of the shares of Common stock. On May 24, 2014, Ironridge defaulted upon its obligation to fund the two test wells and on July 3, 2014, Ironridge was deregistered. Accordingly, the Company recorded loss on receivable of $367,000 that Ironridge had pledged to pay towards drilling expenses.

As at December 31, 2014 the Company had capitalized $516,802 toward the acquisition of the Cowley Leases. (December 31, 2013 - $101,802) The Company conducted an impairment test of the Cowley Leases as at December 31, 2014 and determined that the leases were impaired. Accordingly, the Company recorded a charge of this part of the $516,802 against the Leases.

FORMCAP CORP.
Notes to the Financial Statements December 31, 2014 and 2013

NOTE 6 – CONVERTIBLE PROMISSORY NOTES PAYABLE – RELATED PARTIES

On January 2, 2014, a related party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the related party. The note matures on December 31, 2015.

On May 19, 2014 a related party paid certain creditors $7,000. On that date the Company issued a promissory note in the amount of $7,000 to the related party. The note matures on December 31, 2015.

On July 28, 2014 the Company issued a promissory note in the amount of $5,000 to a related party. The note matures on December 31, 2015.

On August 11, 2014 a related party paid a certain creditor $2,500. On that date the Company issued a promissory note in the amount of $2,500 to the related party. The note matures on December 31, 2015.

As at December 31, 2014, the Company owed $113,490 to related party holders of Convertible Promissory Notes (December 31, 2013 - $48,990)

The Promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totalling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the Holders on terms to be determined by the Company.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES PAYABLE

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

On November 8, 2013 the Company issued a promissory note in the amount of $7,500 to a related third party. The note matures on December 31, 2015

On November 6, 2013 the Company issued a promissory note in the amount of $3,000 to a unrelated third party. The note matures on December 31, 2015

On November 19, 2013 the Company issued a promissory note in the amount of $7,500 to a unrelated third party. The note matures on December 31, 2015

On December 16, 2013, an unrelated third party paid $50,000 to Kerr and Keta in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party. The note matures on December 31, 2015.

FORMCAP CORP.
Notes to the Financial Statements December 31, 2014 and 2013

On December 24, 2013 the Company issued a promissory note in the amount of $24,800 to an unrelated third party. The note matures on December 31, 2015.

On January 23, 2014, an unrelated third party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party. The note matures on December 31, 2015.

On February 28, 2014 the Company issued a promissory note in the amount of $11,000 to an unrelated party. The note matures on December 31, 2015.

On April 15, 2014 an unrelated party paid a certain creditor $10,000. On that date the Company issued a promissory note in the amount of $10,000 to the related party. The note matures on December 31, 2015.

On April 15, 2014 the Company repaid $3,000 against a promissory note issued to an unrelated party.

On December 3, 2014 the Company issued a promissory note in the amount of $7,300 to an unrelated party. The note matures on December 31, 2015.

On December 4, 2014 the Company entered into an Assignment of Creditor and Settlement of Debt agreement with a holder of multiple convertible promissory notes in the amount of $62,000. The Company issued 28,000,000 common shares in connection with this transaction

As at December 31, 2014, the Company owed $128,100 to the holders of the Convertible Promissory notes (December 31, 2013 - $111,800)

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totaling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the holders on terms to be determined by the Company.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company from time to time has borrowed funds from or has received services from several related parties for operating purposes.

On August 27, 2014, the Company entered in a debt settlement agreement with a related party. The Company agreed to settle a debt of $10,000 by the issuance of 50,000,000 shares of common stock with a fair value of $5,495,000. The Company recorded a loss of $5,485,000 on this transaction.

As of December 31, 2014 the Company owed related parties $111,500 (December 31, 2013 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 9 – NOTES PAYABLE

On December 4, 2014 the Company entered into an Assignment of Creditor and Settlement of Debt agreement with a holder of notes payable in the amount of $26,594. The Company issued 28,000,000 shares of Common Stock in connection with this transaction

The balance owed to these parties as of December 31, 2013 was $49,059 (December 31, 2012 - $78,653). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 10 – COMMON STOCK

The Company has two classes of stock authorized as of December 31, 2014. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of December 31, 2014 and 2013. The Company also has 200,000,000 shares of common stock authorized with 88,841,833 shares issued and outstanding as of December 31, 2014 (December 31, 2013 – 9,223,822).

FORMCAP CORP.
Notes to the Financial Statements December 31, 2014 and 2013

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

On February 24, 2014, the Company issued 1,000,000 shares of common stock in connection with the purchase of the Cowley leases which were valued at $2,310,000. The Company recognized a loss of $2,005,000 on this transaction.

On August 27, 2014, the Company entered in to a contract for financial consulting and advisory services for a six month term, expiring on January 27, 2015. The Company agreed to issue 500,000 restricted shares as compensation to the consultants which were valued using fair market value of the stock price on that date for a total compensation expense of $54,950.

On August 27, 2014, the Company entered in a debt settlement agreement with a related party. The Company agreed to settle a debt of $10,000 by the issuance of 50,000,000 shares of common stock with a fair value of $5,495,000. The Company recorded a loss of $5,485,000 on this transaction.

On September 3, 2014, the Company entered into an escrow agreement with a creditor. The Company agreed to pay the creditor $2,500 upon the signing of the agreement and to issue 75,000 shares to be held in escrow. The Company is obligated to pay the creditor a further $7,514 forty five days after the Company’s stock becomes DWAC-eligible. Upon payment of the final amount owing the shares will be returned to the Company. The company has not yet paid the creditor and the shares remain in escrow.

On December 4, 2014, the Company entered in an Assignment of Creditors and Settlement of Debt agreement. The Company agreed to settle Convertible Promissory Notes Payable in the amount of $62,000 and Notes Payable in the amount of $26,594 by the issuance of 28,000,000 shares of common stock valued at $532,000. The Company recorded a loss of $471,406 on this transaction.

During 2014, the company determined that the $17,00 subscription receivable for shares issued in 2007 was uncollectible. The resulting write-off of this amount has been recorded in loss on settlement of debt.

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

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

Deferred tax assets:	December 31, 2014		December 31, 2013
Net operating loss carryover		$(9,512,712)		$(6,584,979)
Common stock issued for services		582,395		563,712
Common stock issued for settlement of debt		45,900		45,900
Loss on extinguishment of debt		5,334,640		1,848,822
Impairment of assets		599,423		423,710
Amortization of beneficial conversion feature		258,373		258,373
Valuation allowance		2,291,981		2,671,302
Income tax expense per books	$	(-)	$	(-)

FORMCAP CORP.
Notes to the Financial Statements December 31, 2014 and 2013

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:

	December 31, 2014	December 31, 2013
Income tax expense at statutory rate	$(40,520)	$(37,210)
Common stock and warrants issued for services
Loss on extinguishment of debt
Impairment of assets
Amortization of beneficial conversion feature
(Gain) Loss on extinguishment of debt
Valuation allowance		37,210
Income tax expense per books	$(40,520)	$-

As at December 31, 2014, the Company had net operating loss carry forwards of approximately $7,808,730 through 2034. No tax benefit has been reported in the December 31, 2014 financial statements as the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report. The Company has determined that there are no items to disclose.

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

FORMCAP CORP.

Dated: April 15, 2015	By:	/s/ Bradley Moynes
Bradley Moynes
President, Secretary, Treasurer & Director.