Form 10-K/A
period 2014-12-31
FORMCAP CORP.
filed 2015-04-17
CIK 1102709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On April 15, 2015 the Company filed it's Annual Report on Form 10-K, however, the XBRL was not complete when the filing was ready to be filed and the XBRL Interactive Data files were not included with the original filing. The purpose of this Amendment No. 1 to Form 10-K is to include the XBRL Interactive Data files and to update the table on Page 18. No other changes have been made to the Form 10-K. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

FORMCAP CORP.

Statements of Cash Flows for the years ended December 31, 2014 and 2013

	For the Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(8,610,978)	$(2,386,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock and options issued for services	54,950	-
Expenses paid on behalf of the Company	32,800	-
Loss on impairment of assets	516,802	-
Loss on settlement of debt	7,978,406	2,274,000
Changes to operating assets and liabilities:
Prepaid expenses and other current assets	(6,875)	-
Accounts payable and accrued liabilities	36,167	43,353
Notes Receivable	1,096	(9,266)

Net Cash Used in Operating Activities	2,368	(78,126)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of oil and gas lease	-	(6,802)

Net Cash Used in Investing Activities	-	(6,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payables	-	15,000
Proceeds from convertible notes payable		70,790
Repayment of convertible notes payable	(3,000)	-

Net Cash Provided by Financing Activities	(3,000)	85,790

NET INCREASE (DECREASE) IN CASH	(632)	862
CASH AT BEGINNING OF PERIOD	910	48

CASH AT END OF PERIOD	$278	$910

CASH PAID FOR:
Interest	$-	$10

NON CASH FINANCING ACTIVITIES:
Common Stock issued for oil and gas lease	$2,310,000	$20,000
Conversion of related party payables to common stock	$-	$425,000
Extinguishment of related party notes payable and accounts payable	$6,055,000	$2,699,000
Notes Payable Issued for Oil and Gas Lease	$110,000	$75,000

The accompanying notes are an integral part of these financial statements

18

(b) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	BRL Taxonomy Extension Presentation Linkbase Document

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

FORMCAP CORP.

Dated: April 17, 2015	By:	/s/ Bradley Moynes
Bradley Moynes
President, Secretary, Treasurer & Director.