Form 10-Q
period 2015-03-31
FORMCAP CORP.
filed 2015-10-16
CIK 1102709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-28847

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

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 88,841,833 as of October 3, 2015

FormCap Corp.
Form 10-Q
For the Quarter Ended March 31, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FormCap Corp.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Unaudited)

Current Assets
Cash and Cash Equivalents	$ 66	$ 278
Prepayments	6,875	6,875
Related Party Note Receivable	8,170	8,170
TOTAL CURRENT ASSETS	15,111	15,323

OIL AND GAS LEASE RIGHTS		0

TOTAL ASSETS	$ 15,111	$ 15,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 22,552	$ 23,107
Accounts Payable - Related Parties	104,357	104,357
Convertible Promissory Notes Payable-Related Parties	113,490	113,490
Convertible Promissory Notes Payable	135,650	125,100
Notes Payable	52,059	52,059
Related Parties Payable	111,500	111,500
Royalty and License Fee Payable	135,000	135,000

TOAL CURRENT LIABILITIES	674,608	664,613

TOAL LIABILITIES	674,608	664,613

Stockholders' Equity
Preferred Stock, 50,000,000 shares authorized at par
value of $0.01, no shares issued and outstanding
Common Stock, 200,000,000 shares authorized at par
value of $0.01; 88,841,833 and 9,223,822 shares
issued and outstanding respectively	88,767	88,767
Additional Paid-in Capital	22,228,795	22,228,795
(Deficit) accumulated during the development stage	(22,977,059)	(22,966,852)

TOTAL STOCKHOLDERS' EQUITY	(659,497)	(649,290)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,111	$ 15,323

The accompanying notes are an integral part of these condensed financial statements.

Formcap Corp.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited
For Three Months Ended March 31, 2015 and 2014
and From April 10, 1991 (Inception) to March 31, 2015

	For the Three Months Ended		From April 10, 1991
	March 31,	March 31,	(Inception) to March 31,
	2015	2014	2015
Revenues
Revenue	$ -	$ -	$ 321,889
Cost of Sales			(352,683)

GROSS MARGIN	-	-	(30,794)

OPERATING EXPENSES
Consulting Fees		-	1,121,839
Professional Fees			10,053
Loss on Impairment of Assets			1,663,008
Financing Expenses		-	779,100
General and Admin Expenses	$ 10,207	17,715	5,713,173
Total Operating Expenses	$ 10,207	17,715	9,287,173

LOSS FROM OPERATIONS	$ (10,207)	(17,715)	(9,317,967)

OTHER INCOME AND (EXPENSES)
Interest Expenses			864,263
Gain on Settlement of Debt			(286,855)
Loss on Settlement of Debt		1,638,000	13,081,717
		1,638,000	13,659,125

Total Loss from Other Expenses	-	(1,638,000)	(13,659,125)

LOSS BEFORE INCOME TAXES	$ (10,207)	$ (1,655,715)	$ (22,977,092)

Provision for Income Taxes

NET LOSS	$ (10,207)	$ (1,655,715)	$ (22,977,092)

Net (loss) per share
Basic and diluted	$ (0)	$ (0)

The accompanying notes are an integral part of these condensed financial statements.

Formcap Corp.
(A Development Stage Company)
Condensed Statement of Cash Flows
For Three Months Ended March 31, 2015 and 2014

	For the Three Months Ended
	March 31,	March 31,
	2015	2014

Cash Flow from Operating Activities
Net (loss) for the period	$ (10,207)	(1,655,715)

Adjustmens to reconcile net loss to net cash
used by operating activities:
Loss on settlement of debt		1,638,000
Changes in:
Accounts payable and accrued liabilities	(555)	11,999
General and Admin. Expenses		628
Convertible Notes Payable	10,550
Net cash used for operating activities	$ (212)	$ (5,088)

Financing Activities
Proceeds from convertible notes payable		11,000
Net cash provided by financing activities	$ -	11,000

Net change in cash	$ (212)	$ 5,912

Cash, Beginning of Period	$ 278	$ 910

Cash, End of Period	$ 66	$ 6,822

The accompanying notes are an integral part of these condensed financial statements

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts

Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the March 31, 2015 condensed financial statements.

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

Basic Loss Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of March 31, 2015 and December 31, 2014.

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

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

March 31, 2015

(Unaudited)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during the year ended December 31, 2014.

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

March 31, 2015

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

NOTE 5 - PROMISSORY NOTE RECEIVABLE

On June 3, 2013 the Company advanced the sum of $11,194 ($11,500 Canadian Dollars) to a related Canadian company. The loan is secured by a promissory note and is due on December 31, 2014. During the year the Borrower repaid $1,097 leaving a balance of $8,170 as of March 31, 2015.

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

March 31, 2015

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

As at March 31, 2015 the Company has capitalized $516,802 toward the acquisition of the Cowley Leases. (December 31, 2013 - $101,802)

NOTE 7 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes As at March 31, 2015 the Company owed related parties $111,500 (December 31, 2013 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 8 - PROMISSORY NOTES PAYABLE

As at March 31, 2015 the Company owed $52,059 to several unrelated third parties (December 31, 2013 - $78,653). These amounts bear no interest, are not collateralized and are due on demand.

NOTE 9 - PROMISSORY NOTES PAYABLE – RELATED PARTIES

As at March 31, 2015 the Company owed $111,500 to several related parties (December 31, 2013 - $111,500) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES PAYABLE

As at March 31, 2015, the Company owed $135,650 to the holders of the Convertible Promissory notes (December 31, 2013 - $111,800)

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

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

March 31, 2015

(Unaudited)

NOTE 11 - CONVERTIBLE PROMISSORY NOTES PAYABLE – RELATED PARTY

As at March 31, 2015, the Company owed $113,490 to related party holders of Convertible Promissory Notes (December 31, 2013 - $48,990)

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

The Company has two classes of stock authorized as of March 31, 2015. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of March 31, 2015 and December 31, 2014. The Company also has 200,000,000 shares of common stock authorized with 88,841,833 shares issued and outstanding as of March 31, 2015 (December 31, 2013 – 9,823,824)

On July 31, 2014, the Company effected a 1 for 10 reverse stock split. All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The Company’s authorized preferred stock and authorized common stock remain unchanged.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014.

Revenues. There was no revenue for the three months ended March 31, 2015.

Operating Expenses. For the three months ended March 31, 2015, we had total operating expenses of $10,207; as compared with operating expenses of $17,715 for the three months ended March 31, 2014.

Filing and Transfer agent’s expense. Filing and Transfer agent’s expense decreased by $2,013 from $2,013during the three months ended March 31, 2014 to $0 for the three months ended March 31, 2015.

Interest Expense: There was no interest expense for the three months ending March 31, 2015 and 2014, respectively, as the liabilities of the Company bear no interest.

Net Loss: The net losses for the three months ended March 31, 2015 was $10,207, as compared with net losses of $1,655,715 for the three months ended March 31, 2014, representing decreases of $1,645,508.

Loss on settlement of Debt: During the three months ended March 31, 2015, the Company recognized no loss on the settlement of Debt. During the three months ended March 31, 2014 the Company recognized losses in the amount of $1,638,000.

Liquidity and Capital Resources

As at March 31, 2015, our current assets were $15,111 and our current liabilities were $674,608, resulting in a working capital deficit of $659,497, as compared with a working capital deficit of $649,290 at December 31, 2014.

Total Stockholders’ Deficit increased from $649,290 at December 31, 2014 to $659,497 as at March 31, 2015.

Cash Flows Generated by Operating Activities

For the three months ended March 31, 2015, net cash flows used in operating activities was $212.

Cash Flow Provided by Financing Activities

None

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

For the three month period ended March 31, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2013.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMCAP CORP.

/s/ Xianying Du
Xianying Du
President

Dated: October 15, 2015