Form 10-Q/A
period 2015-03-31
FORMCAP CORP.
filed 2015-10-27
CIK 1102709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Original Report”) filed by FORMCAP CORP. with the Securities and Exchange Commission on October 16, 2015. This Amendment is being filed solely for the purpose of amending Exhibit 31.1; Exhibit 31.2; Exhibit 32.1 and Exhibit 32.2 that were wrongly filed with the Original Report.

This Amendment continues to speak as of October 16, 2015, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report.

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

Dated: October 27, 2015