Form 10-Q
period 2015-09-30
FORMCAP CORP.
filed 2017-06-08
CIK 1102709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding the issuer’s common stock, $0.001 par value is 9,223,822 as of September 30, 2015

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Formcap Corp.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	September 30,	Deceber 31,
	2015	2014
	(Unaudited)	(Unaudited)

Current Assets
Cash and Cash Equivalents	$2	$278
Prepayments	6,875	6,875
Related Party Note Receivable	8,170	8,170
TOTAL CURRENT ASSETS	15,047	15,323

OIL AND GAS LEASE RIGHTS

TOTAL ASSETS	$15,047	$15,323

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$11,008	$23,107
Accounts Payable - Related Parties	105,310	104,357
Convertible Promissory Notes Payable-Related Parties	113,490	113,490
Convertible Promissory Notes Payable	149,450	125,100
Notes Payable	52,059	52,059
Related Parties Payable	111,500	111,500
Royalty and License Fee Payable	135,000	135,000

TOAL CURRENT LIABILITIES	677,817	664,613

TOAL LIABILITIES	677,817	664,613

Stockholders' Equity
Preferred Stock, 50,000,000 shares authorized at par
value of $0.01, no shares issued and outstanding
Common Stock, 200,000,000 shares authorized at par
value of $0.01; 88,841,833 and 9,223,822 shares
issued and outstanding respectively	88,767	88,767
Additional Paid-in Capital	22,228,795	22,228,795
(Deficit) accumulated during the development stage	(22,980,332)	(22,966,852)

TOTAL STOCKHOLDERS' EQUITY	(662,770)	(649,290)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,047	$15,323

The accompanying notes are an integral part of these financial statements

Formcap Corp.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited
For Three and Nine Months Ended September 30, 2015 and 2014
and From April 10, 1991 (Inception) to September 30, 2015

	For the Three Months Ended		For the Nine Months Ended		From April 10, 1991
	September 30,	September 30,	September 30,	September 30,	(Inception) to September 30,
	2015	2014	2015	2014	2015
Revenues
Revenue	$-	$-			$321,889
Cost of Sales					(352,683)

GROSS MARGIN	-	-	-	-	(30,794)

OPERATING EXPENSES
Consulting Fees		64,950		64,950	1,121,839
Professional Fees	$-		12,247		12,247
Loss on Impairment of Assets		367,000		367,000	1,663,008
Financing Expenses	$24	-	231		779,177
General and Admin Expenses	$1,002	14,060	1,002	43,750	5,714,175
Total Operating Expenses	$1,026	446,010	13,480	475,700	9,290,446

LOSS FROM OPERATIONS	$(1,026)	(446,010)	(13,480)	(475,700)	(9,321,240)

OTHER INCOME AND (EXPENSES)
Interest Expenses					864,263
Gain on Settlement of Debt					(286,855)
Loss on Settlement of Debt		5,485,000		7,123,000	13,081,717
		5,485,000	-	7,123,000	13,659,125

Total Loss from Other Expenses	-	(5,485,000)		(7,123,000)	(13,659,125)

LOSS BEFORE INCOME TAXES	$(1,026)	$(5,931,010)	$(13,480)	$(7,598,700)	$(22,980,365)

Provision for Income Taxes

NET LOSS	$(1,026)	$(5,931,010)	$(13,480)	$(7,598,700)	$(22,980,365)

Net (loss) per share
Basic and diluted	$(0)	$(1)	$-	$-

Weighted Average Shares Outstanding
Basic and diluted	88,841,833	9,223,824	88,841,833	9,223,824

The accompanying notes are an integral part of these financial statements.

Formcap Corp.
(A Development Stage Company)
Condensed Statement of Cash Flows
For Three and Nine Months Ended September 30, 2015 and 2014

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Cash Flow from Operating Activities
Net (loss) for the period	$(1,026)	$(5,931,010)	$(13,480)	$(7,598,700)

Adjustmens to reconcile net loss to net cash
used by operating activities:
Loss on settlement of debt
Changes in:
Other Receivable		367,000
Related Party Note Receivable				364
Accounts payable and accrued liabilities	1,026	6,560	(10,870)	20,886
Note Payable				(3,000)
Convertible Notes Payable Related Party		7,500		98,490
Convertible Notes Payable			24,350	37,010
Net cash used for operating activities	$-	$(5,549,950)	$-	$(7,444,950)

Investing Activities
Oil and Gas Lease Rights				(415,000)
Net cash provided by financing activities	$-	-	-	(415,000)

Financing Activities
Common Stocks		50,580		(31,434)
Additional Paid-in Capital		5,499,370		7,891,384
Net cash provided by financing activities	$-	5,549,950	-	7,859,950

Net change in cash	$-	$-	$-	$-

Cash, Beginning of Period	$27	$334	$278	$910

Cash, End of Period	$27	$334	$278	$910

The accompanying notes are an integral part of these financial statements

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts

Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the September 30, 2015 condensed financial statements.

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

Basic Loss Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of September 30, 2015 and December 31, 2014.

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

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2015

(Unaudited)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during three and six months ended September 30, 2015 and the year ended December 31, 2014.

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

September 30, 2015 (Unaudited)

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

NOTE 5 - PROMISSORY NOTE RECEIVABLE - RELATED PARTY

On June 3, 2013 the Company advanced the sum of $11,194 ($11,500 Canadian Dollars) to a related Canadian company. The loan is secured by a promissory note and is due on December 31, 2014. During the year the Borrower repaid $1,097 leaving a balance of $8,170 as of September 30, 2015.

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

September 30, 2015

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

As at September 30, 2015 the Company has capitalized $1,663,008 toward the acquisition of the Cowley Leases.

NOTE 7 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As at September 30, 2015 the Company owed related parties $111,500 (December 31, 2014 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 8 - PROMISSORY NOTES PAYABLE

As at September 30, 2015 the Company owed $52,059 to several unrelated third parties (December 31, 2014 - $78,653). These amounts bear no interest, are not collateralized and are due on demand.

NOTE 9 - PROMISSORY NOTES PAYABLE – RELATED PARTIES

As at September 30, 2015 the Company owed $111,500 to several related parties (December 31, 2013 - $111,500) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

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

On February 28, 2014 the Company issued a promissory note in the amount of $11,000 to an unrelated party. The note matures on December 31, 2015

As at September 30, 2015, the Company owed $149,450 to the holders of the Convertible Promissory notes (December 31, 2013 - $111,800)

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

September 30, 2015

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

As at September 30, 2015, the Company owed $113,490 to related party holders of Convertible Promissory Notes (December 31, 2013 - $48,990)

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totaling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the Holder.

NOTE 12 - COMMON STOCK

The Company has two classes of stock authorized as of September 30, 2015. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of September 30, 2015 and December 31, 2014. The Company also has 200,000,000 shares of common stock authorized with 88,841,833 shares issued and 9,223,822 outstanding as of September 30, 2015 (December 31, 2013 – 9,823,824)

On July 31, 2014, the Company effected a 1 for 10 reverse stock split. All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The Company’s authorized preferred stock and authorized common stock remain unchanged.

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

Operating Expenses. For the three months and six months ended June 30, 2015, we had total operating expenses of $2,247 and $12,453 respectively; as compared with operating expenses of $11,975 and $29,690 for the three months and six months ended June 30, 2014, respectively, representing decreases in operating expenses of $9,729 for the three months ended June 30, 2015 and an decrease of $17,237 for the six months ended on that date, respectively, as compared with the corresponding periods in 2014

Net Loss: The net losses for the three and nine months ended September 30, 2015 were $1,026 and $13,480 respectively, as compared with net losses of $5,931,010 and $7,598,700 for the three and nine months ended September 30, 2014, respectively, representing decrease of $5,929,984 for the three months ended September 30, 2014 and $7,585,220 for the nine months ended on that date.

Liquidity and Capital Resources

As at September 30, 2015, our current assets were $15,047 (December 31, 2014 - $15,323) and our current liabilities were $677,815 (December 31, 2013 - $664,613), resulting in a working capital deficit of $661,743 as at June 30, 2015, as compared with a working capital deficit of $649,290 at December 31, 2014.

Total Stockholders’ Deficit decreased from $649,290 at December 31, 2014 to $661,743 as at September 30, 2015.

Cash Flows Generated by Operating Activities

For the nine months ended September 30, 2015, net cash flows used in operating activities was $nil.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

For the three month period ended September 30, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

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
Dated: June 6, 2017