Form 10-Q
period 2016-06-30
FORMCAP CORP.
filed 2017-06-09
CIK 1102709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding the issuer’s common stock, $0.001 par value is 9,223,822 as of June 30, 2016

FormCap Corp.
Form 10-Q
For the Quarter Ended June 30, 2016

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

The accompanying notes are an integral part of these financial statements

Formcap Corp.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited
For Three and Six Months Ended June 30, 2016 and 2015
and From April 10, 1991 (Inception) to June 30, 2016

	For the Three Months Ended		For the Six Months Ended		From April 10, 1991
	June 30,	June 30,	June 30,	June 30,	(Inception) to June 30,
	2016	2015	2016	2015	2016
Revenues
Revenue	$-	$-			$321,889
Cost of Sales					(352,683)

GROSS MARGIN	-	-	-	-	(30,794)

OPERATING EXPENSES
Consulting Fees		-			1,121,839
Professional Fees		2,194		12,247	12,247
Loss on Impairment of Assets		-			1,663,008
Financing Expenses		52		206	779,177
General and Admin Expenses	$-	-	925		5,715,100
Total Operating Expenses	$-	2,247	925	12,453	9,291,371

LOSS FROM OPERATIONS	$-	(2,247)	(925)	(12,453)	(9,322,165)

OTHER INCOME AND (EXPENSES)
Interest Expenses					864,263
Gain on Settlement of Debt					(286,855)
Loss on Settlement of Debt				-	13,081,717
		-	-	-	13,659,125

Total Loss from Other Expenses	-	-		-	(13,659,125)

LOSS BEFORE INCOME TAXES	$-	$(2,247)	$(925)	$(12,453)	$(22,981,290)

Provision for Income Taxes

NET LOSS	$-	$(2,247)	$(925)	$(12,453)	$(22,981,290)

Net (loss) per share
Basic and diluted	$-	$(0)	$-	$-

Weighted Average Shares Outstanding
Basic and diluted	88,841,833	88,841,833	88,841,833	88,841,833

The accompanying notes are an integral part of these financial statements.

Formcap Corp.
(A Development Stage Company)
Condensed Statement of Cash Flows
For Three and Six Months Ended June 30, 2016 and 2015

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Cash Flow from Operating Activities
Net (loss) for the period		$(2,247)	$(925)	$(12,453)

Adjustmens to reconcile net loss to net cash
used by operating activities:
Loss on settlement of debt
Changes in:
Other Receivable
Related Party Note Receivable
Accounts payable and accrued liabilities	-	(11,554)	925	(11,897)
Note Payable
Convertible Notes Payable Related Party
Convertible Notes Payable		13,800		24,350
Net cash used for operating activities	$-	$-	$-	$0

Investing Activities
Oil and Gas Lease Rights
Net cash provided by financing activities	$-	-	-	-

Financing Activities
Common Stocks				-
Additional Paid-in Capital
Net cash provided by financing activities	$-	-	-	-

Net change in cash	$-	$-	$-	$0

Cash, Beginning of Period	$2	$66	$2	$278

Cash, End of Period	$2	$66	$2	$278

The accompanying notes are an integral part of these financial statements

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

June 30, 2016

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the periods ended June 30, 2016 and December 31, 2015 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts

Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the June 30, 2016 condensed financial statements.

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

Basic Loss Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of June 30, 2016 and December 31, 2015.

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

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

June 30, 2016

(Unaudited)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during three and six months ended June 30, 2016 and the year ended December 31, 2015.

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

June 30, 2016 (Unaudited)

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

NOTE 5 - PROMISSORY NOTE RECEIVABLE - RELATED PARTY

On June 3, 2013 the Company advanced the sum of $11,194 ($11,500 Canadian Dollars) to a related Canadian company. The loan is secured by a promissory note and is due on December 31, 2014. During the year the Borrower repaid $1,097 leaving a balance of $8,170 as of June 30, 2016.

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

June 30, 2016

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

As at June 30, 2016 the Company has capitalized $1,663,008 toward the acquisition of the Cowley Leases.

NOTE 7 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes. As at June 30, 2016 the Company owed related parties $111,500 (December 31, 2015 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 8 - PROMISSORY NOTES PAYABLE

As at June 30, 2016 the Company owed $52,059 to several unrelated third parties (December 31, 2015 - $52,059). These amounts bear no interest, are not collateralized and are due on demand.

NOTE 9 - PROMISSORY NOTES PAYABLE – RELATED PARTIES

As at June 30, 2016 the Company owed $111,500 to several related parties (December 31, 2015 - $111,500) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES PAYABLE

On January 23, 2014, an unrelated third party paid Kerr and Keta a further $50,000 in connection with the acquisition of the Cowley leases. On that date the Company issued a promissory note in the amount of $50,000 to the unrelated third party.

On February 28, 2014 the Company issued a promissory note in the amount of $11,000 to an unrelated party. The note matured on December 31, 2015

As at June 30, 2016, the Company owed $149,450 to the holders of the Convertible Promissory notes (December 31, 2015 - $149,450)

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

June 30, 2016

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

As at June 30, 2016, the Company owed $113,490 to related party holders of Convertible Promissory Notes (December 31, 2015 - $113,490)

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

The Company has two classes of stock authorized as of June 30, 2016. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of June 30, 2016 and December 31, 2015. The Company also has 200,000,000 shares of common stock authorized with 88,841,833 shares issued and 9,223,822 outstanding as of June 30, 2016 (December 31, 2015 – 9,223,822)

On July 31, 2014, the Company effected a 1 for 10 reverse stock split. All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The Company’s authorized preferred stock and authorized common stock remain unchanged.

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

On October 28, 2013 the Company, and Kerr and Keta agreed to extend the closing date for the purchase of the oil exploration leases to January 15, 2014. The Company is to pay Kerr and Keta $50,000 on or before November 15, 2013, $50,000 on or before December 15, 2013 and the remaining balance to a maximum of $200,000 by January 14, 2014. These funds to be held in trust and applied toward the acquisition purchase price payable on January 15, 2014. In addition, the Company has agreed to issue 200,000 Rule 144 shares in the company to Kerr and Keta.

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

On June 3, 2015, Brad Moynes resigned as President and CEO.

On July 20, 2015, Xianying Du was appointed as a President and CEO.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014.

Revenues. There was no revenue for the three and six months ended June 30, 2016 and 2015 respectively.

Operating Expenses. For the three months ended June 30, 2016 and 2015, we had total operating expenses of $0 and $2,247 respectively. For the six months ended June 30, 2016 and 2015, we had total operating expenses of $925 and $12,453 respectively.

Net Loss: The net losses for the three months ended June 30, 2016 and 2015 were $0 and $2,247 respectively. The net losses for the six months ended June 30, 2016 and 2015 were $925 and $12,453 respectively.

Liquidity and Capital Resources

As at June 30, 2016, our current assets were $15,047 (December 31, 2015 - $15,047) and our current liabilities were $678,742 (December 31, 2015 - $677,817).

Total Stockholders’ Deficit decreased from $662,770 at December 31, 2015 to $663,695 as at June 30, 2016.

Cash Flows Generated by Operating Activities

For the three and six months ended June 30, 2016, net cash flows used in operating activities was $nil.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

For the three and six months period ended June 30, 2016, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2015.

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