Form 10-Q
period 2017-03-31
FORMCAP CORP.
filed 2017-06-09
CIK 1102709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

The number of shares outstanding the issuer’s common stock, $0.001 par value, was 9,223,822 as of March 31, 2017

FormCap Corp.
Form 10-Q
For the Quarter Ended March 31, 2017

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Formcap Corp.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Unaudited)

Current Assets
Cash and Cash Equivalents	$ 2	$ 2
Prepayments	6,875	6,875
Related Party Note Receivable	8,170	8,170
TOTAL CURRENT ASSETS	15,047	15,047

OIL AND GAS LEASE RIGHTS

TOTAL ASSETS	$ 15,047	$ 15,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 12,062	$ 12,062
Accounts Payable - Related Parties	105,310	105,310
Convertible Promissory Notes Payable-Related Parties	113,490	113,490
Convertible Promissory Notes Payable	149,450	149,450
Notes Payable	52,059	52,059
Related Parties Payable	111,500	111,500
Royalty and License Fee Payable	135,000	135,000

TOAL CURRENT LIABILITIES	678,871	678,871

TOAL LIABILITIES	678,871	678,871

Stockholders' Equity
Preferred Stock, 50,000,000 shares authorized at par
value of $0.01, no shares issued and outstanding
Common Stock, 200,000,000 shares authorized at par
value of $0.01; 88,841,833 and 9,223,822 shares
issued and outstanding respectively	88,767	88,767
Additional Paid-in Capital	22,228,795	22,228,795
(Deficit) accumulated during the development stage	(22,981,385)	(22,981,385)

TOTAL STOCKHOLDERS' EQUITY	(663,823)	(663,823)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 15,047	$ 15,047

The accompanying notes are an integral part of these financial statements

Formcap Corp.
(A Development Stage Company)
Condensed Statements of Operations
Unaudited
For Three Months Ended March 31, 2017 and 2016
and From April 10, 1991 (Inception) to March 31, 2017

	For the Three Months Ended		From April 10, 1991
	March 31	March 31	(Inception) to March 31,
	2017	2016	2017
Revenues
Revenue	$ -	$ -	$ 321,889
Cost of Sales			(352,683)

GROSS MARGIN	-	-	(30,794)

OPERATING EXPENSES
Consulting Fees		-	1,121,839
Professional Fees	$ -		12,247
Loss on Impairment of Assets		-	1,663,008
Financing Expenses		-	779,181
General and Admin Expenses		925	5,715,225
Total Operating Expenses	$ -	925	9,291,499

LOSS FROM OPERATIONS	$ -	(925)	(9,322,293)

OTHER INCOME AND (EXPENSES)
Interest Expenses			864,263
Gain on Settlement of Debt			(286,855)
Loss on Settlement of Debt		-	13,081,717
		-	13,659,125

Total Loss from Other Expenses	-	-	(13,659,125)

LOSS BEFORE INCOME TAXES	$ -	$ (925)	$ (22,981,418)

Provision for Income Taxes

NET LOSS	$ -	$ (925)	$ (22,981,418)

Net (loss) per share
Basic and diluted	$ -	$ (0)

Weighted Average Shares Outstanding
Basic and diluted	88,841,833	88,841,833

The accompanying notes are an integral part of these financial statements.

Formcap Corp.
(A Development Stage Company)
Condensed Statement of Cash Flows
For Three Months Ended March 31, 2017 and 2016

For the Three Months Ended
	March 31	March 31
	2017	2016

Cash Flow from Operating Activities
Net (loss) for the period	$ -	$ (925)

Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on settlement of debt
Changes in:
Other Receivable		-
Related Party Note Receivable
Accounts payable and accrued liabilities	-	925
Note Payable		-
Convertible Notes Payable Related Party
Convertible Notes Payable		-
Net cash used for operating activities	$ -	$ -

Investing Activities
Oil and Gas Lease Rights		-
Net cash provided by financing activities	$ -	-

Financing Activities
Common Stocks
Additional Paid-in Capital
Net cash provided by financing activities	$ -	-

Net change in cash	$ -	$ -

Cash, Beginning of Period	$ -	$ -

Cash, End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 financial statements. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

Reclassification of Financial Statement Accounts

Certain amounts in the condensed financial statements have been reclassified to conform to the presentation adopted in the March 31, 2017 condensed financial statements.

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

Basic Loss Per Share

Basic earnings (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no dilutive or potentially dilutive instruments outstanding as of March 31, 2017 and March 31, 2016.

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

FormCap Corp.

(A Development Stage Company)

Notes to the Condensed Financial Statements

March 31, 2017

(Unaudited)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits of $250,000. The Company has not experienced any losses related to this concentration of risk. Deposits did not exceed insured limits during three months ended March 31, 2017 and the year ended December 31, 2016.

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

March 31, 2017 (Unaudited)

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

March 31, 2017

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

NOTE 7 - RELATED PARTY PAYABLES

The Company from time to time has borrowed funds from or has received services from several individuals and corporations related to the Company for operating purposes As at March 31, 2017 the Company owed related parties $111,500 (December 31, 2013 - $111,500). These amounts bear no interest, are not collateralized, and are due on demand.

NOTE 8 - PROMISSORY NOTES PAYABLE

As at March 31, 2017 the Company owed $52,059 to several unrelated third parties (December 31, 2013 - $78,653). These amounts bear no interest, are not collateralized and are due on demand.

NOTE 9 - PROMISSORY NOTES PAYABLE – RELATED PARTIES

As at March 31, 2017 the Company owed $111,500 to several related parties (December 31, 2013 - $111,500) to several third parties. These amounts bear no interest, are not collateralized and are due on demand.

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

On February 28, 2014 the Company issued a promissory note in the amount of $11,000 to an unrelated party. The note matures on December 31, 2015

As at March 31, 2017, the Company owed $149,450 to the holders of the Convertible Promissory notes (December 31, 2013 - $111,800)

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

March 31, 2017

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

As at March 31, 2017, the Company owed $113,490 to related party holders of Convertible Promissory Notes (December 31, 2013 - $48,990).

The promissory notes are non-interest bearing until maturity and bear interest at 3% per annum thereafter. The Promissory notes will become due and payable if the Company receives financing totaling $5,000,000 in aggregate prior to the maturity date. The promissory notes are convertible into common shares of the Company either in whole or in part at the option of the Holder.

NOTE 12 - COMMON STOCK

The Company has two classes of stock authorized as of March 31, 2017. The Company has 50,000,000 shares of preferred stock authorized with no shares outstanding as of March 31, 2017 and December 31, 2016. The Company also has 200,000,000 shares of common stock authorized with 88,841,833 shares issued and 9,223,822 outstanding as of March 31, 2017 (December 31, 2013 – 9,823,824)

On July 31, 2014, the Company effected a 1 for 10 reverse stock split. All references in these financial statements to number of common shares issued and outstanding, price per share and weighted average number of common shares have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted. The Company’s authorized preferred stock and authorized common stock remain unchanged.

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

On June 3, 2015, Brad Moynes resigned as President and CEO.

Results of Operations for the Three and Six Months Ended March 31, 2017 and 2016.

Revenues. There was no revenue for the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses. For the three month ended March 31, 2017, we had total operating expenses of $0 and $925 respectively.

Net Loss: The net losses for the three months ended March 31, 2017 were $0 and $925 respectively.

Liquidity and Capital Resources

As at March 31, 2017, our current assets were $15,047 (December 31, 2016 - $15,047) and our current liabilities were $ 678,871 (December 31, 2016 - $ 678,871), resulting in a working capital deficit of $ 663,823 as at March 31, 2017, as compared with a working capital deficit of $ 663,823 at December 31, 2016.

Total Stockholders’ Deficit neither increased nor decreased from December 31, 2016 to March 31, 2017.

Cash Flows Generated by Operating Activities

For the three months ended March 31, 2017, there were no cash flows used in operating activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

For the three month period ended March 31, 2017, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Item 10(f)(1) of Regulation S-K), our Company is not required to provide information required by this Item.

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Company's management, including our President, Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our President, Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of the end of the period covered by this report due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting included in our annual report on Form 10-K for the year ended December 31, 2016.

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
Dated: June 8, 2017